Form 10QSB
period 2006-11-30
FUNDSTECH CORP
filed 2007-02-20
CIK 1369748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

COMMISSION FILE NUMBER 333-138512

FUNDSTECH CORP.

(Exact name of registrant as specified in its charter)

Delaware	6099	51-0571588
State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization	Classification Code Number)	Identification No.)

100331 Sawgrass Drive West, Suite 107, Ponte Vedra Beach, FL 32082 (904) 273-2702

(Address and telephone number of registrant's principal executive offices)

100331 Sawgrass Drive West, Suite 107, Ponte Vedra Beach, FL 32082 (904) 273-2702

 (Name, address and telephone number of agent for service)

Copy of communications to:

Clark Wilson LLP

Attn: Cam McTavish, Esq.

Suite 800 - 885 West Georgia Street

Vancouver, British Columbia, Canada V6C 3H1

Telephone: 604-687-5700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { } No {X }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes { } No {X }

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 2007, the Company had outstanding 4,108,802 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check One): Yes { X} No { }

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (unaudited)	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
		11
ITEM 3.	CONTROLS AND PROCEDURES	16
PART II	OTHER INFORMATION LEGAL PROCEEDINGS	17
ITEM 1.
ITEM 2.	CHANGES IN SECURITIES	17
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS	18
	SIGNATURES	28

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the form SB-2. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Estimates of future financial results are inherently unreliable.

From time to time, representatives of Fundstech, Corp. ("Fundstech” or the ”Company")

may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations. In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the

Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

PART I         FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUNDSTECH CORP.

(a Development Stage Enterprise)

CONDENSED BALANCE SHEET

(Unaudited)

November 30, 2006

ASSETS
Current assets:
Cash	$4,376
Accounts receivable, net of $17,000 allowance	3,000
Total current assets	7,376
Other assets
Investment in Transaction Data Management Inc.	310,000
Total other assets	310,000
Total assets	$317,376
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank overdraft	$34,835
Accrued payables	8,769
Total current liabilities	43,604
Stockholders’ equity:
Common stock $0.001 par value: 6,500,000 shares authorized; 3,728,802 shares issued and outstanding	3,729
Additional paid-in capital	472,161
Accumulated deficit	(202,118)
Total stockholder’s equity	273,772
Total liabilities and stockholders’ equity	$317,376

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.

(a Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2006	January 24, 2006 (inception) through November 30,2 006
Revenues	$15,000	$40,000
Cost of services sold	50,000	52,000
Gross loss	(35,000)	(12,000)
Operating expenses:
General and administrative	109,250	$173,118
Bad debt	17,000	17,000
Total operating expense	126,250	190,118
Loss before provision for income tax	(161,250)	(202,118)
Provision for income tax	-	-
Net loss	$(161,250)	$(202,118)
Basic and diluted loss per share	$(.05)
Fully diluted loss per weighted average common shares outstanding	$(.05)
Basic and fully diluted weighted average common shares outstanding	3,045,707

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.

(a Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended November 30, 2006	January 24, 2006 (inception) through November 30,2 006
Cash flows from operating activities:
Net loss for the period	$(161,250)	$(202,118)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt	17,000	17,000
Stock based compensation		28,890
Changes in operating assets and liabilities:
Change in accrued payables	7,931	8,769
Change in accounts receivable	(10,000)	(20,000)
Net cash used by operating activities	(146,319)	(167,459)
Cash flow from investing activities
Investment in Transaction Data Management, Inc.	(310,000)	(310,000)
Net cash used by investing activities	(310,000)	(310,000)
Cash flow from financing activities:
Bank overdraft	34,835	34,835
Proceeds from issuance of common stock	250,000	447,000
Net cash provided by financing activities	284,835	481,835
Increase (decrease) in cash	(171,484)	4,376
Cash, beginning of period	175,860	-
Cash, end of period	$4,376	$4,376

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.

(a Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the period from January 24, 2006 (date of inception) to November 30, 2006

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Total Stockholders’ Equity
	Shares	Amount
Balance January 24, 2006 (date of inception)	$ -	$ -	$ -	$ -	$ -
Issuance of common stock for Services	2,536,000	2,536	26,354	-	28,890
Issuance of common stock for cash:
At $0.033 per share	363,636	364	11,636	-	12,000
At $0.300 per share	466,666	467	139,533	-	140,000
At $0.400 per share	112,500	112	44,888	-	45,000
Net loss	-	-	-	(40,868)	(40,868)
Balance August 31,2006	3,478,802	3,479	222,411	(40,868)	185,022
Issuance of common stock for cash:
At $1.000 per share	250,000	250	249,750		250,000
Net loss				(161,250)	(161,250)
Balance November 30, 2006	3,728,802	$3,729	$472,161	($202,118)	$273,772

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying un-audited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Form SB-2 for the period ended August 31, 2006 of” Funds Tech Corp.” or the ”Company").

The interim condensed financial statements present the condensed balance sheet, statements of operations, statement of equity and statements of cash flows of the Company. The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The interim condensed financial information is un-audited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2006 and the results of operations and cash flows presented herein have been included in the condensed financial statements. Interim results are not necessarily indicative of results of operations for the full year.

NOTE - 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

Funds Tech Corp. (the "Company"), which is considered to be a development stage enterprise as defined in Financial Accounting Standards Board Statement No. 7., was incorporated under the laws of the state of Delaware on January 24, 2006. The Company’s year end is August 31st.

The Company is headquartered in Calabasas, California.

Our primary products are The FundsTech ATM and Debit Cards and the FundsTech Stored Value MasterCard cards which are re-loadable financial products primarily for the sub-prime credit market. We have begun providing these cards through distributors to consumers in the sub-prime credit market sector since the Company’s fourth quarter of 2006. The sub-prime market is generally made up of consumers that do not have checking accounts and/or the ability to obtain debit or credit cards. We are also in the process of providing these products to third party companies for co-branding with their company name and logo, and have been marketing these products under a three year Marketing Agreement with Global Cash Card.

Revenue Recognition and Deferred Revenue

We currently generate the following types of revenues:

Consulting fees, which arise from providing advisory services under a one year Consulting Agreement with Global Cash Card.

We will generate the following types of revenue as new business is developed:

•	Initiation fees, which arise from sales of our stored value and debit cards.

•	Transaction fees, which arise from the use and loading of cash for ATM, debit or stored value cards.

•	Maintenance fees, which arise from charges for keeping the cards active.

•	Financial float fees, which arise from cash obtained with the instant load of cash and convenience of stored value, ATM and debit cards before the funds are used.

In general, our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104") for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, initiation fee revenue for our stored value cards are recognized when shipped, transaction fee revenue is recognized when the transaction is recorded, maintenance and financial float fees revenue are recognized when the products are used. Consulting fees are recognized as work is performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for stored value cards is net 10 days from the date of shipment. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. We perform ongoing credit evaluations of all of our customers and generally do not require collateral.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account, and related bad debts are based upon our review of the collectibility of our receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

There are no inventory items as of this date.

Inventories, which are stated at the lower of cost or market as determined using the first in first out method, consist primarily of reloadable stored value ATM cards.

Investment in Transaction Data Management Inc.

The Company owns a 50% interest in Transaction Data Management (“TDM”). TDM provides IT consulting services to large third party companies and also has various marketing and sales rights to a software program that audits software on Unix based servers and quantifies the usage or efficiencies of those servers. This investment is accounted for using the equity method of accounting. The Company has made a $310,000 investment in TDM which is included in Other Assets in the accompanying consolidated balance sheet.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying d financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses in our receivable portfolio, that all long-lived assets are recoverable. In addition, the determination and valuation of derivative financial instruments is a significant estimate. The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Financial Instruments

We believe the book value of our cash and cash equivalents, receivables and accounts payable and accrued and other liabilities approximates their fair values due to their short-term nature.

Property and Equipment

As of this date there is no property or equipment. When acquired property and equipment will be stated at cost. Major additions will be capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, will be expensed as incurred. Depreciation and amortization will be provided using the straight-line method over the assets' estimated useful lives, which will range from three to ten years.

Concentration of Credit Risk

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of accounts receivable, and cash and cash equivalents. At November 30, 2006 100% of our accounts receivable, $3,000, was from one customer. Revenues from this and one other customer accounted for approximately 100% of our revenues during the period ended November 30, 2006. (see Note 2)

Long-Lived Assets and Impairment

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. During the quarter ended November 30, 2006, we had no Long Lived Assets.

Net Earnings or (Loss) Per Share

We compute net earnings or loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net earnings or loss per share is computed by dividing the net earnings or loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. . Diluted net income or loss per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and stock purchase warrants using the treasury stock method, however if the stock options or warrants become anti-dilutive the earnings per share results are reflected at the average basic weighted average earnings per share. The Statement of Operations sets forth the computation of basic and diluted loss per common share (we currently have no common stock equivalent shares which arise from the issuance of options and warrants).

Stock - Based Compensation

We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123 “Accounting for Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statements of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The company has adopted SFAS 123R. As of November 30, 2006 we have not granted nor do we have any outstanding employee stock options.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Significant temporary differences arise from accounts payable and accrued liabilities that are not deductible for tax reporting until they are paid, and accounts receivable, less deferred revenues, that are not recognized as revenue for tax and reporting purposes until we receive payment.

For the period January 24, 2006 (inception) to November 30, 2006, the Company incurred net operating losses in an amount exceeding the net income. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset and a full valuation reserve is in place therefore no deferred tax asset or liability has been determined. At November 30, 2006, the Company had approximately $202,118 of federal and state net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2026.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets at November 30, 2006 will not be fully realizable.

Recent Pronouncements

SFAS 154 `ACCOUNTING CHANGES AND ERROR CORRECTIONS--A REPLACEMENT OF APB OPINION

NO. 20 AND FASB STATEMENT NO. 3

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect our financial statements if we change any of our accounting principles. At this time, no such changes are contemplated or anticipated.

SFAS 153 - EXCHANGES OF NON-MONETARY ASSETS AN AMENDMENT OF APB OPINION NO. 29

In December 2004, FASB Statement No. 153 was issued amending APB Opinion No. 29 to eliminate the exception allowing non-monetary exchanges of similar productive assets to be measured based on the carrying value of the assets exchanged as opposed to at their fair values. This exception was replaced with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after the June 15, 2005. The adoption of this statement did not have a material impact on our financial statements.

FIN 47 "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN

INTERPRETATION OF FASB STATEMENT NO. 143"

FASB Interpretation No. 47, issued in March 2005, clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (our fiscal year ending August 31, 2006). Adoption of this Interpretation is not expected to have a material impact on our financial statements.

NOTE 3 - GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred minimal profits from operations since our inception, and at the present time, we anticipate that we will exhaust our current cash resources in the third quarter of fiscal 2007. In addition, we expect to have ongoing requirements for capital investment to implement our business plan. As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. Finally, we expect that operating revenues from the sales of our products and other related revenues will increase.

However, there can be no assurance that our plans discussed above will materialize and/or that we will be successful in funding our estimated cash shortfalls through additional debt or equity capital and/or any cash generated by our operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 4 - EQUITY AND COMMON STOCK ISSUANCES

During the three month period ended November 30, 2006 we completed the following private placements of our common stock:

On October 24, 2006, we issued 150,000 units of our common stock to one subscriber at a price of $1.00 per unit, each unit consisting of one share and one half of a warrant for the purchase a share at $1.25 per share, equating to the issuance of 150,000 shares and 75,000 warrants at $1.25 per share.

On November 24, 2006, we issued 50,000 units of our common stock to one subscriber at a price of $1.00 per unit, each unit consisting of one share and one half of a warrant for the purchase a share at $1.25 per share, equating to the issuance of 50,000 shares and 25,000 warrants at $1.25 per share.

On November 27, 2006, we issued 50,000 units of our common stock to one subscriber at a price of $1.00 per unit, each unit consisting of one share and one half of a warrant for the purcha se a share at $1.25 per share, equating to the issuance of 50,000 shares and 25,000 warrants at $1.25 per share.

NOTE 5 – INVESTMENT IN TRANSACTION DATA MANAGEMENT INC.

On September 2, 2006, we entered into a joint venture agreement with Information Services Group Inc. for the formation and operation of a jointly-owned joint venture corporation. In the joint venture agreement, we initially agreed to invest one hundred fifty thousand dollars $150,000, based upon certain conditions of which $100,000 was invested.

On September 15, 2006 FundsTech Corp. and Information Services Group, Inc. formed Transaction Data Management Inc. (“TDM”) a new, 50% each, jointly owned corporation to fulfill the requirements of their September 2, 2006 joint venture agreement. In a related agreement, on October 17, 2006 FundsTech Corp. entered into an agreement to purchase Information Service Group, Inc.’s 50% interest in Transaction Data Management Inc. and certain intellectual property. Payment obligations under this agreement are in stock and cash and tied to certain performance criteria.

In the October 17th agreement, we agreed to invest another $210,000 for the additional contract rights. As of November 30, 2006 we have invested a total of $310,000. We have entered into the agreement to create the joint venture corporation to obtain support from Information Services Group Inc. for our personnel, management and related needs as well as to obtain support with our client contracts, purchase orders, business development and all current and future business development contracts Notwithstanding, the first project contracted for as part of the FundsTech / Information Services Group Joint Venture Agreement will continue to be managed and owned by TDM under the new agreement.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently leasing office space at the following location:

10033 Sawgrass Drive West, Ponte Vedra Beach, FL 32082

Rent Expense during the three-month period ending November 30, 2006 was none..

Future minimum rental payments required under the operating lease for the office facilities as of November 30, 2006 are as follows:

08/31/2007	$12,000
12/31/2007	$ 6,000

Legal proceedings - From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

NOTE 7.- INCOME TAXES

Deferred income taxes arise from the temporary differences in reporting assets and liabilities for income tax and financial reporting purposes. These temporary differences primarily resulted from net operating losses and different amortization and depreciation methods used for financial and tax purposes.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will or will not be realized. The valuation allowance at September 30,

2005 is related to deferred tax assets arising from net operating loss carry-forwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will be able to realize the full benefit of the net operating loss carry-forwards before they expire.

The Company notes that due to the cumulative Net Operating Losses (NOLs) with a deficit of over $200,000 for the the three month period ended November 30, 2006, and there are no significant temporary differences during the period swince inception, therefore, no deferred tax liabilities are calculated. The Company provides a 100% valuation allowance against all deferred tax assets that may result from the NOLs.

NOTE 8 – SUBSEQUENT EVENTS

On December 22, 2006, we issued 630,000 units of our common stock to six subscribers at a price of $1.00 per unit, each unit consisting of one share and one half of a warrant for the purchase a share at $1.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements. Such can be found in the Risk Factor section which appears in the form SB-2, which was filed with the United States Securities & Exchange Commission on January 08, 2007.

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read with the financial statements of the Company included elsewhere herein and with previously reported form SB-2.

Recent Developments

None

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our "critical accounting policies". When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires our management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. Accordingly, these policies have the potential to have a significant impact on our condensed financial statements, either because of the significance of the condensed financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

In preparing these condensed financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the condensed financial statements. Except as separately discussed, we do not believe there is a great likelihood that materially different amounts would be reported under different conditions or by using different assumptions pertaining to the accounting policies described below.

Revenue Recognition Policies.

We currently generate the following types of revenues:

Consulting fees, which arise from providing advisory services under a one year Consulting Agreement with Global Cash Card.

We will generate the following types of revenue as new business is developed:

•	Initiation fees, which arise from sales of our stored value and debit cards.

•	Transaction fees, which arise from the use and loading of cash for ATM, debit or stored value cards.

•	Maintenance fees, which arise from charges for keeping the cards active.

•	Financial float fees, which arise from cash obtained with the instant load of cash and convenience of stored value, ATM and debit cards before the funds are used.

In general, our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104") for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, initiation fee revenue for our stored value cards are recognized when shipped, transaction fee revenue is recognized when the transaction is recorded, maintenance and financial float fees revenue are recognized when the products are used. Consulting fees are recognized as work is performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.

Inventory.

There are no inventory items as of this date.

Inventories, which are stated at the lower of cost or market as determined using the first in first out method, consist primarily of reloadable stored value ATM cards.

Results of Operations for the Three Months Ended November 30, 2006.

Revenue

Total revenues for the three month period November 30, 2006 were $15,000. Revenues were mainly generated through consulting fees.

Cost of Revenue

Cost of revenue for the three month period ending November 30, 2006 was $50,000. The main cost of revenue was payment to consultants.

Operating Expenses

Operating expenses for the three month period ending November 30, 2006 were $126,250. General and administration costs include personnel costs, office, legal, marketing and miscellaneous expenses. We aslso are reserving for bad debts in the amount of $17,000 for the period

Results of Operations

The Company's loss after taxes and minority interest for the three month period ending November 30, 2006 was $161,250.

Liquidity and Capital Resources

Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. There is some substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue into the year ended August 31, 2007. Management projects that we may require an additional $500,000 to $1,150,000 to fund our operating expenditures for the next twelve month period. Projected capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period

Operating expenditures

Marketing	$ 100,000 - $ 150,000
General and Administrative	$ 100,000 - $ 200,000
Legal and Accounting	$ 150,000 - $ 200,000
Working Capital	$ 50,000 - $ 450,000
Customer Relations	$ 90,000 - $ 130,000
Website Development Costs	$ 10,000 - $ 20,000

Total	$ 500,000 - $ 1,150,000

          Our cash on hand as at November 30, 2006 was $4,376. As at November 30, 2006, we had negative working capital of $36,228. We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and increase market share. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our equity securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended August 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

The financial requirements of our company for the next twelve months are primarily dependent upon the financial support through credit facilities of our directors and additional private placements of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Even though our company has determined that we may not have sufficient working capital for the next twelve month period, our company has not yet pursued such financing options. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger.

We can give no assurance that we will be successful in implementing any phase or all phases of the proposed business plan or that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2006 There was nothing noted that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

On December 22, 2006, we issued 630,000 units of our common stock to six subscribers at a price of $1.00 per unit, each unit consisting of one share and one half of a warrant for the purchase a share at $1.25 per share. We issued these units to the subscribers in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. We are subject to Category 3 of Rule 903 of Regulation S and accordingly, we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933 or an exemption from the registration requirements of the Securities Act of 1933 is available.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

a. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of November 30, 2006 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUNDSTECH CORP.

By: /s/ MICHAEL DODAK

Michael Dodak

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 15th day of February, 2007.

Signature	Title
/s/Michael Dodak Michael Dodak	CEO and Director
/s/Don Headlund Don Headlund	President, Chief Financial Officer, Treasurer and Director
/S/ Paul Cox Paul Cox	Vice President, Secretary and Director
/S/ Dave Fann Dave Fann	Vice President and Director
/S/ Victoria Vaksman Victoria Vaksman	Director