Form 10QSB
period 2007-02-28
FUNDSTECH CORP
filed 2007-04-16
CIK 1369748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

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
Attn: Kari Richardson
Suite 800 - 885 West Georgia Street
Vancouver, British Columbia, Canada V6C 3H1
Telephone: 604-687-5700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes [   ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 30, 2007, the Company had outstanding 4,108,802 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check One): Yes [X]  No [   ]

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our Form SB-2 filed on January 8, 2007, as amended. When used in this report, the words “may,” “should,” “predicts,” "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995 does not apply to the offering made in this quarterly report.

As used in this quarterly report, the terms "we", "us" and "our" means Fundstech Corp. unless otherwise indicated.

PART I                         FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FUNDSTECH CORP.
(a Development Stage Enterprise)

CONDENSED BALANCE SHEET
(Unaudited)
February 28, 2007

ASSETS

Current assets
Cash	$76,867
Accounts receivable, net of $17,000 allowance	3,000
Total current assets	79,867

Fixed assets, net of $0 depreciation	7,493

Other assets
Investment in Transaction Data Management Inc.	375,000
Rental deposit	1,545
Loan receivable – related party	1,000
Total other assets	377,545

Total assets	$464,905

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accrued payables	$8,713
Total current liabilities	8,713

Stockholders’ equity
Common stock $0.001 par value: 6,500,000 shares
Authorized; 4,108,802 shares issued and outstanding	4,109
Additional paid-in capital	851,781
Accumulated deficit	(399,698)
Total stockholder’s equity	456,192

Total liabilities and stockholders’ equity	$464,905

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	January 24,2006	Six months	January 24, 2006
	ended	(inception) through	ended	(inception) through
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2007

Service revenues	$-	$-	$15,000	$40,000
Cost of service revenues	-	-	50,000	52,000
Gross loss	-	-	(35,000)	(12,000)

Operating expenses:
General and administrative	197,580	-	306,831	370,698
Bad debt	-	-	17,000	17,000
Total operating expense	197,580	-	323,831	387,698

Loss before provision for income tax	(197,580)	-	(358,831)	(399,698)

Provision for income tax	-	-	-	-

Net loss	($197,580)	$-	$(358,831)	$(399,698)

Basic and diluted loss per share	($ 0.05)	$-	$(0.10)	$(0.13)

Basic and fully diluted weighted average
common shares outstanding	3,898,802	1,902,000	3,688,802	3,039,578

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months	January 24,2006
	ended	(inception) through
	February 28, 2007	February 28, 2007

Cash flows from operating activities:

Net loss for the period	($358,831)	($399,698)

Adjustments to reconcile net income to
net cash used by operating activities:

Bad debt	17,000	17,000
Stock based compensation	-	28,890
Change in operating assets and liabilities:
Change in rental deposits	(1,545)	(1,545)
Change in accrued payables	7,876	8,713
Change in accounts receivable	(10,000)	(20,000)
Net cash used by operating activities	(345,500)	(366,640)

Cash flow from investing activities
Investment in Transaction Data
Management, Inc.	(375,000)	(375,000)
Loan to related party	(1,000)	(1,000)
Fixed assets	(7,493)	(7,493)
Net cash used by investing activities	(383,493)	(383,493)

Cash flow from financing activities:
Proceeds from issuance of common
stock	630,000	827,000
Net cash provided by financing activities	630,000	827,000

Increase (decrease) in cash	(98,993)	76,867

Cash, beginning of period	175,860	-

Cash, end of period	$76,867	$76,867

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the period from January 24, 2006 (date of inception) to February 28, 2007

						Total
	Common Stock		Shares	Additional	Accumulated	Stockholders’
	Shares	Amount	Payable	Paid-in Capital	deficit	Equity
Balance January 24, 2006
(date of inception )	-	$-	$-	$-	$-	$-

Issuance of common stock for
Services	2,536,000	2,536	-	26,354	-	28,890

Issuance of common stock for cash:

At $0.033 per share	363,636	364	-	11,636	-	12,000
At $0.300 per share	466,666	467	-	139,533	-	140,000
At $0.400 per share	112,500	112	-	44,888	-	45,000
Net loss	-	-	-	-	(40,868)	(40,868)

Balance August 31,2006	3,478,802	3,479	-	222,411	(40,868)	185,022

Issuance of stock payable for cash:

At $1.00 per share	-	-	250,000	-	-	250,000
Net loss	-	-	-	-	(161,250)	(161,250)

Balance November 30, 2006	3,478,802	3,479	250,000	222,411	(202,118)	273,772

Issuance of common stock for cash and stock payable:

At $1.00 per share	630,000	630	(250,000)	629,370	-	380,000
Net loss	-	-	-	-	(197,580)	(197,580)

Balance February 28, 2007	4,108,802	$4,109	-	$851,781	($399,698)	$456,192

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying un-audited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Form SB-2A for the period ended August 31, 2006 of” Funds Tech Corp.” or the ”Company"), as filed on January 8, 2007.

The interim condensed financial statements present the condensed balance sheet, statements of operations, statement of equity and statements of cash flows of the Company. The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The interim condensed financial information is un-audited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2007 and the results of operations and cash flows presented herein have been included in the condensed financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company is headquartered in Ponte Vedra Beach, Florida.

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

  Maintenance fees, which arise from charges for keeping the cards active.

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

Investment in Transaction Data Management Inc.

The Company owns a 50% interest in Transaction Data Management (“TDM”). TDM provides IT consulting services to large third party companies and also has various marketing and sales rights to a software program that audits software on Unix based servers and quantifies the usage or efficiencies of those servers. This investment is accounted for using the equity method of accounting. The Company has made a $375,000 investment in TDM which is included in Other Assets in the accompanying consolidated balance sheet.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses in our receivable portfolio, that all long-lived assets are recoverable. In addition, the determination and valuation of derivative financial instruments is a significant estimate. The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Financial Instruments

We believe the book value of our cash and cash equivalents, receivables and accounts payable and accrued and other liabilities approximates their fair values due to their short-term nature.

Fixed Assets

The Company acquired furniture and equipment of $7,493 during the period and is stated at cost. Major additions will be capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, will be expensed as incurred. Depreciation and amortization will be provided using the straight-line method over the assets' estimated useful lives, which range from three to five years.

Concentration of Credit Risk

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of accounts receivable, and cash and cash equivalents. At February 28, 2007 100% of our accounts receivable, $3,000, was from one customer. Revenues from this and one other customer accounted for approximately 100% of our revenues during the period ended February 28, 2007. (see Note 2)

Long-Lived Assets and Impairment

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. During the quarter ended February 28, 2007, the Company purchased equipment in the amount of $7,493.

Net Earnings or (Loss) Per Share

We compute net earnings or loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net earnings or loss per share is computed by dividing the net earnings or loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. . Diluted net income or loss per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and stock purchase warrants using the treasury stock method, however if the stock options or warrants become anti-dilutive the earnings per share results are reflected at the average basic weighted average earnings per share. The Statement of Operations sets forth the computation of basic and diluted loss per common share.

Stock - Based Compensation

We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123

“Accounting for Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statements of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The company has adopted SFAS 123R. As of February 28, 2007 we have not granted nor do we have any outstanding employee stock options.

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

For the period January 24, 2006 (inception) to February 28, 2007, the Company incurred net operating losses in an amount exceeding the net income. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset and a full valuation reserve is in place therefore no deferred tax asset or liability has been determined. At February 28, 2007, the Company had approximately $399,699 of federal and state net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2026.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets at February 28, 2007 will not be fully realizable.

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

NOTE 4 - EQUITY AND COMMON STOCK ISSUANCES

During the three month period ended February 28, 2007 we completed the following private placements of our common stock:

On October 24, 2006, we received $150,000 for stock issuable of 150,000 to one subscriber at a price of $1.00 per unit, each unit consisting of one share and one half of a warrant for the purchase a share at $1.25 per share, equating to the issuance of 150,000 shares and 75,000 warrants at $1.25 per share, the shares were issued on December 22, 2006.

On November 24, 2006, we received $50,000 for stock issuable of 50,000 to one subscriber at a price of $1.00 per unit, each unit consisting of one share and one half of a warrant for the purchase a share at $1.25 per share, equating to the issuance of 50,000 shares and 25,000 warrants at $1.25 per share, the shares were issued on December 22, 2007.

On November 27, 2006, we received $50,000 for stock issuable of 50,000 to one subscriber at a price of $1.00 per unit, each unit consisting of one share and one half of a warrant for the purchase a share at $1.25 per share, equating to the issuance of 50,000 shares and 25,000 warrants at $1.25 per share, the shares were issued on December 22, 2006.

On December 22, 2006, we issued 380,0000 units of our common stock to six subscribers at a price of $1.00 per unit, each unit consisting of one share and one half of a warrant for the purchase a share at $1.25 per share.

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

In the October 17th agreement, we agreed to invest another $210,000 for the additional contract rights. As of February 28, 2007 we have invested a total of $375,000. We have entered into the agreement to create the joint venture corporation to obtain support from Information Services Group Inc. for our personnel, management and related needs as well as to obtain support with our client contracts, purchase orders, business development and all current and future business development contracts Notwithstanding, the first project contracted for as part of the FundsTech / Information Services Group Joint Venture Agreement will continue to be managed and owned by TDM under the new agreement.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently leasing office space at the following location:

10033 Sawgrass Drive West, Ponte Vedra Beach, FL 32082

Rent Expense during the three-month period ending February 28, 2007 was $3,000

Future minimum rental payments required under the operating lease for the office facilities as of February 28, 2007 are as follows:

08/31/2007	$ 9,000
12/31/2007	$ 6,000

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

The Company notes that due to the cumulative Net Operating Losses (NOLs) with a deficit of over $350,000 as of February 28, 2007, and there are no significant temporary differences during the period since inception, therefore, no deferred tax liabilities are calculated. The Company provides a 100% valuation allowance against all deferred tax assets that may result from the NOLs.

NOTE 8 – SUBSEQUENT EVENTS

None.

RISK FACTORS

          An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

          To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. Since we commenced our business operations, we have generated $25,000 in revenue from our date of inception on January 24, 2006 to our fiscal year ended August 31, 2006. As of August 31, 2006, we had cash of $175,860 and working capital of $185,022. We may never generate positive cash flow from operations, including during the year that is to end August 31, 2007. We estimate that we will require between $500,000 and $1,150,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

We have only commenced our business operations in January 2006 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

          We have a limited operating history. Our operating activities since our incorporation on January 24, 2006 have consisted primarily of raising operating capital and marketing our products and services to prospective customers. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainties regarding our level of future revenues and our inability to budget expenses and manage growth and our inability to access sources of financing when required and at rates favorable to us. In addition, our company is faced with other risks more specific to our market industry which may affect our ability to, among other things:

1.	expand our subscriber base and increase subscriber revenues;

2.	attract licensing customers;

3.	compete favorably in a highly competitive market;

4.	access sufficient capital to support our growth;

5.	recruit, train and retain qualified employees;

6.	introduce new products and services; and

7.	upgrade network systems and infrastructures.

          Our limited operating history and the highly competitive nature of our business make it difficult or impossible to predict future results of our operations. We may not succeed in developing our business to a level where we can achieve profitable operations, which may result in the loss of some or all of your investment in our common stock.

The fact that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' report in connection with our audited financial statements.

          We have generated limited revenues since our inception on January 24, 2006. Since we are still in the early stages of operating our company and because of our lack of operating history, our independent auditors' report for the financials, included in the Form SB-2 for the period ending August 31, 2006, includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Between January 24, 2006 and our fiscal year ended August 31, 2006, we raised $197,000 through the sale of shares of our common stock. Between January 24, 2006 (inception) and February 28, 2007 , we raised $827,000 through the sale of shares of our common stock. Based upon current estimates, we estimate our average monthly operating expenses in the future to be approximately $10,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We can offer no assurance that we will be able to generate enough interest in our products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended August 31, 2006.

We will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to scale back or cease operations or discontinue our business.

          We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product selection and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which may result in the loss of some or all of your investment in our common stock.

          Our company anticipates that the funds that were raised pursuant to private placements that we conducted between January 24, 2006 and August 21, 2006 and the funds that we raised pursuant to private placements on December 22, 2006 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	we incur delays and additional expenses as a result of technology failures;

2.	we are unable to create a substantial market for our products; or

3.	we incur any significant unanticipated expenses.

          The occurrence of any of the aforementioned events could prevent us from pursuing our business plan, expanding our business operations and ultimately achieving a profitable level of such operations.

          We will depend almost exclusively on outside capital to pay for the continued development and marketing of our products. Such outside capital may include the sale of additional stock, shareholder advances and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet our continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and so may be forced to scale back or cease operations or discontinue our business.

We rely on a complex network of relationships, each of which are necessary to enable our company to sell our products and services, and as a result of that dependency, we could be adversely affected by changes in the fees charged by any party, the financial condition of any party or by the deterioration or termination of our relationship with any party.

          In order for our company to generate sales, we have established relationships with two parties including card associations that sponsor our card products, banks that manufacture, issue and own the debit cards, processors responsible for accepting transaction information and keeping debit card accounts current, as well as contracts under which we provide management services and a contract with a distribution partner responsible for the distribution of the cards to their sales channels and client base, retail locations and POPs which provide sales and load locations. To date, we have entered into a supplier agreement with Global Cash Card Inc. to access transaction processing, association, network access and card accounts. We have not entered into any agreements with banks or POPs and have only entered into one distribution agreement as of April 12, 2007 .. We rely exclusively upon Global Cash Card to establish relationships with banks and POPs which complete the relationships necessary for our company to conduct business. If any material adverse event were to affect our relationship with any entity, including a significant decline in their financial condition or a material rise in the cost of their services, such an event could adversely affect our results of operations. Additionally, if our existing relationship with any entity deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternate entity at prices currently charged by such entities, our results of operations could be adversely affected.

If we were to lose our third party processor, the loss would substantially interfere with our ability to transact business.

          We obtain our access to the network of financial institutions and linked ATM's and point of sale systems through an arrangement among banks, Global Cash Card and MasterCard as third party providers. Our agreements with Global Cash Card provide operational access to relationships that allow us to access a package of other networks such as STAR™, Plus™, Cirrus™ and similar networks. If we lose our third party provider licenses with Global Cash Card, we would be forced to separately negotiate access to each of the individual networks as well as to license processing software. Any down time associated with the loss of access to the networks could render our systems and cards, as issued, useless. Even if we were then able to negotiate third party processor agreements with the individual networks, we might not be able to do so in time to preserve our business name and customer relationships. Thus, the loss of third party processor relationships with and through Global Cash Card could put us out of business. Additionally, customers readily accept the MasterCard brand on debit cards. If we were to lose our ability to cause the issuance of cards under the MasterCard or other brands, we would lose substantial market acceptance for our products.

We currently rely upon our affiliated banks and partners to obtain and comply with all licenses and permits to conduct our business, and if we were required to obtain such licenses and permits independently, our company would most likely be unable to conduct business in that state due to the high costs associated therewith.

          Approximately 45 states have established laws or regulations that require persons who load money onto debit cards or process debit card transactions to be licensed by the state unless that person has a federal banking charter and is operating from a licensed bank branch. We solely rely upon Global Cash Card to obtain licenses from the requisite banking regulators and to comply with all current state regulations in which we conduct business. We rely upon the licenses of our affiliated banks through Global Cash Card's relationship with MasterCard to comply with all federal and state laws and regulations. Some states may require us to obtain our own license to conduct money loading operations and debit card transactions. As a result, we may be required to apply for and obtain licenses in all of the states that we conduct business operations. Under such circumstances, we would be required to file an extensive license application in each state and post bonds to operate in those states which range from $100 to $16,500 per state excluding location fees. Some states may require us to post bonds in amounts between $25,000 to $2,000,000 for each license. We would also have to qualify to do business in each state in which we conduct business and thereafter file tax returns and be subject to service of process in each state. We can offer no assurance that we will be able to rely on the licenses and permits of our affiliated banks and partners so as to avoid licensing and bonding fees with each state that we conduct business in. If we are required to obtain one or more licenses and post bonds, our company may not have the cash flow to comply with such requirements and as a result, our company may be forced to suspend operations in that state which may result in a material adverse effect to our company.

Our point of purchase operators may subject us to liability if they fail to follow applicable laws.

          We rely upon the licenses of Global Cash Card to establish contractual agreements with each of our load center networks. Among other things, the agreements require the load centers to comply with the Patriot Act and anti-money laundering laws. While we do not intend to be responsible for their actions, we could be subject to state or federal actions against them if our load center agents violate or are accused of violating the law. Such actions could compromise our credibility with our customers, issuing banks and state regulators, generally making it harder for us to do business. It could also cost us a great deal of money to investigate, defend and resolve such matters and jeopardize our relationship with our sole processor. We cannot be sure that we could afford such actions and be able to continue business operations.

The industry within which we operate is subject to comprehensive government regulation and any change in such regulation may have a material adverse effect on our company.

          We can offer no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business. We expect regulation of the industry within which we operate our business to increase. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our company. Additionally, we utilize software systems and card programs of our affiliates which comply and operate in association with applicable banking rules and regulations. A change of those rules and regulations could require our affiliates to dramatically alter our software programs, the hardware upon which we operate and our implementation and operation of debit cards and stored value cards. Such changes could be costly or impractical and our affiliates may be unable or unwilling to modify our operations and technology to comply with dramatic changes in banking regulations.

          We rely on our affiliated banks and partners to comply with the Patriot Act requirements that financial institutions know their cardholders. If the Patriot Act or subsequent legislation increases the level of scrutiny that we or our affiliated banks are required to adopt to know their customers, it may be costly or impractical for us to continue to profitably issue and load cards for our customers or even comply with new regulation schemes.

          We are dependent upon the use of electronic banking networks owned by suppliers, major financial services institutions and major banks to load value on the cards and record deductions against cardholders' accounts. If we lose access to such networks by virtue of contact issues or changes in the laws or regulations governing their use, it could render our products useless.

Security and privacy breaches of our electronic transactions may damage customer relations and reduce revenues from operations.

          Any failure in the security and privacy measures of our company, or our suppliers and business partners, may have a material adverse effect on our business, financial condition and results of operations. Our company and our suppliers electronically transfer large sums of money and store large amounts of personal information about our customers, including bank account and credit card information, social security numbers and merchant account numbers. If we are unable to protect this information and a security or privacy breach results, the resulting breach may:

1.	cause our customers to lose confidence in our services;

2.	deter consumers from using our services;

3.	harm our reputation and expose us to liability;

4.	increase our expenses from potential remediation costs; and

5.	cause service disruptions or cancellations.

          While management believes that our company and our suppliers and business partners have utilized applications that are designed for data security and integrity in regards to processing electronic transactions, we can offer no assurance that the use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential customers.

If our company or our business partners do not respond to rapid technological change or changes in industry standards, our products and services could become obsolete and we could lose our existing and future customers.

          If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, sourced or proprietary technology and systems may become obsolete. Further, if we or our suppliers fail to adopt or develop new technologies or to adapt products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The electronic commerce industry is changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies.

If major banks begin to target the sub-prime market, it will create substantial competition for us and our products and services.

          We operate among major financial institutions, providing products and services designed to service the sub-prime credit market. Large and small banks alike have traditionally not sought the comparatively small sub-prime market. This allows the symbiotic relationship between banks and small operators, such as our company, where the banks get access to the cumulative deposits of the cardholders, without the trouble of administering thousands of very small individual accounts of depositors. If banks decide to directly target the sub-prime market before we are able to establish a strong foothold, we will not be able to compete with established banks which have substantially greater resources.

The requirements to maintain higher reserve accounts could impair our growth and profitability.

          The financial institutions with whom we conduct business require our company to maintain reserve deposit accounts. If we are required to deposit higher than normal reserves either as dictated by such institutions or by new rules and regulations governing institutions, it may reduce our cash flow available for operations and impede the expansion of our business.

Certain delays could cause loss of business opportunities and inhibit our growth.

          Delays in the development of our business plan could cause loss of opportunities. These delays could be in areas such as:

1.	deployment of technology or systems;

2.	obtaining POPs;

3.	POPs becoming active;

4.	interfacing with technology at the POPs;

5.	adoption of technology;

6.	revenue due to cards being activated;

7.	revenue due to cards being used;

8.	revenue due to training at the distribution level;

9.	revenue due to training at the POPs level; or

10.	revenue due to bank processor approvals for card programs.

          These and others could cause delays in launching card programs which could cause us to consume more cash, increase our need for outsourcing, increase costs of licensing technology, render cards unusable causing us to refund customers' money and cause the card products to be returned. The delays may also impact our cash flow and profitability. Delays due to interfacing with technology at the POPs, delays in distribution, delays in revenue due to cards being used or delays in revenue due to training at the POPs level could each have a material adverse effect on our operations. Delays in revenue due to bank approvals of programs or changes in card programs could cause cards to become unusable and result in litigation.

If our operations are disrupted by technological or other problems, we may not be able to generate revenues from the sale of our products.

          Our systems could be overwhelmed or could fail for any number of reasons. We may not be able to conduct business, and may suffer obstacles in loading or processing transactions should the following circumstances occur:

1.	a power or telecommunications failure;

2.	human error; or

3.	a fire, flood or other natural disaster.

          Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches.

          The computer servers which house our incoming email and our website are provided through Global Cash Card, a non-related, California based company. If the systems of this company slow down significantly or fail even for a short time, our customers would suffer delays in data access. These delays could damage our reputation and cause customers to choose the products offered by our competitors. We currently do not have any property and business interruption insurance to compensate us for any losses we may incur. If any of these circumstances occur, then our ongoing operations may be harmed to the extent that we will be unable to sell our products through our website, and/or promote via email and, as a result, you may lose some or all of your investment in our common stock. In the event of a system failure by us or by a supplier to us that went undetected for a substantial period of time, we could allow transactions on blocked accounts, false authorizations, fail to deduct charges from accounts or fail to detect systematic fraud or abuse. Errors or failures of this nature could immediately adversely impact us, our credibility and our financial standing.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

          We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

          There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention.

          We cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Because we can issue additional common shares, purchasers of our common stock may experience further dilution.

          We are authorized to issue up to 6,500,000 common shares, of which 4,108,802 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Because our officers, directors and principal shareholders control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

          Our officers and directors, in the aggregate, beneficially own approximately 62% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

          We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

          Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. The selling stockholders listed in our registration statement on Form SB-2 may resell up to 46% of the issued and outstanding shares of our common stock. As a result of such the registration statement on Form SB-2, a substantial number of our shares of common stock which have been issued may be available for immediate resale, which could have an adverse effect on the price of our common stock. As a result of any such decreases in the price of our common stock, investors may lose some or all of their investment.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

          Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

          In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above and the "Market for Common Equity and Related Stockholder Matters" section at page 40 for discussions of penny stock rules), the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

          Please read this prospectus carefully. You should rely only on the information contained in this prospectus. We have not authorized anyone to provide you with different information. You should not assume that the information provided by the prospectus is accurate as of any date other than the date on the front of this prospectus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion relates to the consolidated operations of our company for the three months ended February 28, 2007 and the six months ended February 28, 2007.

Results of Operations for the Three Months Ended February 28, 2007.

Revenue

          Total revenues for the three month period February 28, 2007 were $none. Revenues of $40,000 since inception were mainly generated through consulting fees.

Cost of Revenue

          Cost of revenue for the three month period ending February 28, 2007 was $none. The main cost of revenue through inception of $52,000 was payment to consultants.

Operating Expenses

          Operating expenses for the three month period ending February 28, 2007 were $197,580. Since inception the total operating expenses are $387,698. General and administration costs include personnel costs, office, legal, marketing and miscellaneous expenses. We also are reserving for bad debts in the amount of $17,000.

Results of Operations

          The Company's loss after taxes and minority interest for the three month period ending February 28, 2007 was $197,580. Since inception the loss is $399,698.

Results of Operations for the Six Months Ended February 28, 2007.

Revenue

          Total revenues for the six month period ended February 28, 2007 were $15,000. Revenues of $40,000 since inception were mainly generated through consulting fees.

Cost of Revenue

          Cost of revenue for the six month period ending February 28, 2007 was $50,000. The main cost of revenue through inception of $52,000 was payment to consultants.

Operating Expenses

          Operating expenses for the six month period ending February 28, 2007 were $323,831. Since inception the total operating expenses are $387,698. General and administration costs include personnel costs, office, legal, marketing and miscellaneous expenses. We also are reserving for bad debts in the amount of $17,000.

Results of Operations

          The Company's loss after taxes and minority interest for the six month period ending February 28, 2007 was $358,831. Since inception the loss is $399,698.

PLAN OF OPERATION

          The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this form. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this form, particularly in the section entitled "Risk Factors" beginning on page 6 of this registration statement.

          Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

          Our cash on hand as at February 28, 2007 was $76,867. As at February 28, 2007, we had positive working capital of $71,154. We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and increase market share. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our equity securities.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART 2. OTHER INFORMATION

ITEM 1. Legal Proceedings

Our directors, principal executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

On December 22, 2006, we issued 480,000 units of our common stock to six subscribers at a price of $1.00 per unit for total proceeds of $, Each unit consisted of one share and one half of a warrant for the purchase a share at $1.25 per share. We issued these units to the subscribers in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. We are subject to Category 3 of Rule 903 of Regulation S and accordingly, we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933 or an exemption from the registration requirements of the Securities Act of 1933 is available.

On December 22, 2006, we issued 150,0000 units of our common stock to one subscribers at a price of $1.00 per unit, for total proceeds of $150,000. Each unit consisted of one share and one half of a warrant for the purchase a share at $1.25 per share. We issued these units to the subscribers in a private placement transaction relying on Section 4(2) and or Regulation D of the Securities Act of 1933. The securities have not been registered under the Securities Act of 1933 and may not be offered or sold unless the shares are registered under the Securities Act of 1933 or an exemption from the registration requirements of the Securities Act of 1933 is available.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

a. Exhibits

Exhibit Number	Exhibit Description

3.1 (2)	Articles of Incorporation
3.2 (2)	Certificate of Amendment dated June 14, 2006
3.3 (2)	Certificate of Amendment dated October 2, 2006
3.4 (2)	Bylaws
10.1 (2)

Form of Subscription Agreement, dated January 24, 2006, used in the private placements between our company and each of Michael Dodak, David Fann and FDW Consulting Inc., a company that is wholly-owned by Mr. Fann

10.2 (2)	Subscription Agreement dated January 24, 2006, between our company and Paul Cox
10.3 (2)	Form of Subscription Agreement
10.4 (2)	Subscription Agreement dated March 31, 2006, between our company and Don Headlund
10.5 (2)	Form of Subscription Agreement
10.6 (2)	Agreement dated April 14, 2006
10.7 (2)	Marketing Agreement dated May 3, 2006, between our company and Global Cash Card
10.8 (2)	Agreement dated June 7, 2006, between our company and National Health Partners
10.9 (2)	Agreement dated September 2, 2006 between our company and Information Services Group Inc.
10.10 (2)	Agreement dated October 17, 2006 between our company, Information Services Group Inc., Kevin McKool and Ken Blow
10.11 (2)	Form of Subscription Agreement dated October 24, 2006, between our company and Harold Gear
10.12 (3)	Form of Loan Agreement
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as of April 12, 2007 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUNDSTECH CORP.

By: /s/ MICHAEL DODAK
       Michael Dodak
       Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 12th day of April, 2007.

Signature	Title

/s/ Michael Dodak
Michael Dodak	CEO and Director

/s/ Don Headlund
Don Headlund	President, Chief Financial Officer, Treasurer and Director

/s/ Paul Cox
Paul Cox	Vice President, Secretary and Director

/s/ Dave Fann
Dave Fann	Vice President and Director