Form 10QSB/A
period 2006-11-30
FUNDSTECH CORP
filed 2007-06-21
CIK 1369748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB/A

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

THIS RESTATEMENT IS BEING FILED TO CORRECT TWO ERRORS IN OUR PREVIOUSLY FILED FINANCIAL STATEMENTS: THE NUMBER OF SHARES ISSUED DURING THE PERIOD AND THE NUMBER OF ISSUED AND OUTSTANDING SHARES AT THE END OF THE PERIOD.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUNDSTECH CORP.
(a Development Stage Enterprise)

CONDENSED BALANCE SHEET
(Unaudited)
November 30, 2006
(Restated)

ASSETS

Current assets:
Cash	$4,376
Accounts receivable, net of $17,000 allowance	3,000
Total current assets	7,376

Other assets
Investment in Transaction Data Management Inc.	310,000
Total other assets	310,000

Total assets	$317,376

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Bank overdraft	$34,835
Accrued payables	8,769
Total current liabilities	43,604

Stockholders’ equity:
Common stock $0.001 par value: 6,500,000 shares
authorized; 3,478,802 shares issued and outstanding	3,479
Shares payable	250,000
Additional paid-in capital	222,411
Accumulated deficit	(202,118)
Total stockholder’s equity	273,772

Total liabilities and stockholders’ equity	$317,376

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	January 24,2006
		(inception) through
	November 30, 2006	November 30, 2006
	(Restated)	(Restated)

Revenues	$15,000	$40,000
Cost of services sold	50,000	52,000
Gross loss	(35,000)	(12,000)

Operating expenses:
General and administrative	109,250	$173,118
Bad debt	17,000	17,000
Total operating expense	126,250	190,118

Loss before provision for income tax	(161,250)	(202,118)

Provision for income tax	-	-

Net loss	$(161,250)	$(202,118)

Basic and fully diluted loss per share	$(.05)	$(.07)

Basic and fully diluted weighted average common shares
outstanding	3,478,802	2,781,811

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months	January 24,2006
	ended	(inception) through
	November 30, 2006	November 30, 2006

Cash flows from operating activities:

Net loss for the period	$(161,250)	$(202,118)

Adjustments to reconcile net income to net
cash provided by operating activities:

Bad debt	17,000	17,000
Stock based compensation		28,890
Changes in operating assets and liabilities:
Change in accrued payables	7,931	8,769
Change in accounts receivable	(10,000)	(20,000)
Net cash used by operating activities	(146,319)	(167,459)

Cash flow from investing activities
Investment in Transaction Data
Management, Inc.	(310,000)	(310,000)
Net cash used by investing activities	(310,000)	(310,000)

Cash flow from financing activities:
Bank overdraft	34,835	34,835
Proceeds from issuance of common stock	250,000	447,000
Net cash provided by financing activities	284,835	481,835

Increase (decrease) in cash	(171,484)	4,376

Cash, beginning of period	175,860	-

Cash, end of period	$4,376	$4,376

Supplemental disclosure of cashflow information:

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the period from January 24, 2006 (date of inception) to November 30, 2006

						Total
	Common Stock		Stock	Additional	Accumulated	Stockholders’
	Shares	Amount	Payable	Paid-in Capital	deficit	Equity
Balance January 24, 2006
(date of inception )	-	$-	$-	$-	$-	$-
Issuance of common stock for
Services	2,536,000	2,536	-	26,354	-	28,890
Issuance of common stock for
cash:
At $0.033 per share	363,636	364	-	11,636	-	12,000
At $0.300 per share	466,666	467	-	139,533	-	140,000
At $0.400 per share	112,500	112	-	44,888	-	45,000
Net loss	-	-	-	-	(40,868)	(40,868)
Balance August 31,2006	3,478,802	3,479	-	222,411	(40,868)	185,022
Issuance of stock payable for
cash:
At $1.00 per share	-	-	250,000	-	-	250,000
Net loss	-	-	-	-	(161,250)	(161,250)
Balance November 30, 2006
(Restated)	3,478,802	$3,479	$250,000	$222,411	$(202,118)	$273,772

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

The Company is headquartered in Ponte Vedra Beach, Florida .

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

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for stored value cards are net 10 days from the date of shipment. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. We perform ongoing credit evaluations of all of our customers and generally do not require collateral.

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

Rent Expense during the three-month period ending November 30, 2006 was none.

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

NOTE 8 – RESTATEMENT

The Company is issuing this restatement to correct the timing of the recording of stock authorizations and issuances during the three month period ending November 30, 2006.

Previously stated the Company authorized and issued 250,000 shares of common stock at $1.00 per share during the three month period ending November 30, 2006. Although the shares were authorized during the period, the actual shares were issued on December 22, 2006.

As a result of the correction of this timing, the weighted average basic and diluted shares outstanding for the three month period ending November 30, 2006 changed to 3,478,802 from 3,045,707, as previously stated. There was no significant effect on the earnings per share calculations.

NOTE 9 – SUBSEQUENT EVENTS

On December 22, 2006, we issued 630,0000 units of our common stock to six subscribers at a price of $1.00 per unit, each unit consisting of one share and one half of a warrant for the purchase a share at $1.25 per share.

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

     We have generated limited revenues since our inception on January 24, 2006. Since we are still in the early stages of operating our company and because of our lack of operating history, our independent auditors' report for the financials, included in the Form SB-2 for the period ending August 31, 2006, includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Between January 24, 2006 and our fiscal year ended August 31, 2006, we raised $197,000 through the sale of shares of our common stock. Between January 24, 2006 (inception) and November 30, 2006 , we raised $447,000 through the sale of shares of our common stock. Based upon current estimates, we estimate our average monthly operating expenses in the future to be approximately $10,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We can offer no assurance that we will be able to generate enough interest in our products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended August 31, 2006.

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

     Our company anticipates that the funds that were raised pursuant to private placements that we conducted between January 24, 2006 and August 21, 2006 and the funds that we raised pursuant to private placements through December 22, 2006 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

     In order for our company to generate sales, we have established relationships with two parties including card associations that sponsor our card products, banks that manufacture, issue and own the debit cards, processors responsible for accepting transaction information and keeping debit card accounts current, as well as contracts under which we provide management services and a contract with a distribution partner responsible for the distribution of the cards to their sales channels and client base, retail locations and POPs which provide sales and load locations. To date, we have entered into a supplier agreement with Global Cash Card Inc. to access transaction processing, association, network access and card accounts. We have not entered into any agreements with banks or POPs and have only entered into one distribution agreement as of April 12, 2007 . We rely exclusively upon Global Cash Card to establish relationships with banks and POPs which complete the relationships necessary for our company to conduct business. If any material adverse event were to affect our relationship with any entity, including a significant decline in their financial condition or a material rise in the cost of their services, such an event could adversely affect our results of operations. Additionally, if our existing relationship with any entity deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternate entity at prices currently charged by such entities, our results of operations could be adversely affected.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

As of this filing there is a small active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

     There is currently a small active trading market for our common stock and such a market may not develop or be sustained. We are currently quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. In

     We cannot provide our investors with any assurance that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. Our trading market for our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

On December 22, 2006, we issued 480,000 units of our common stock to six subscribers at a price of $1.00 per unit for total proceeds of $480,000, Each unit consisted of one share and one half of a warrant for the purchase a share at $1.25 per share. We issued these units to the subscribers in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. We are subject to Category 3 of Rule 903 of Regulation S and accordingly, we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933 or an exemption from the registration requirements of the Securities Act of 1933 is available.

On December 22, 2006, we issued 150,000 units of our common stock to one subscribers at a price of $1.00 per unit, for total proceeds of $150,000. Each unit consisted of one share and one half of a warrant for the purchase a share at $1.25 per share. We issued these units to the subscribers in a private placement transaction relying on Section 4(2) and or Regulation D of the Securities Act of 1933. The securities have not been registered under the Securities Act of 1933 and may not be offered or sold unless the shares are registered under the Securities Act of 1933 or an exemption from the registration requirements of the Securities Act of 1933 is available.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as of the 7th day of June, 2007 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUNDSTECH CORP.

By:	/s/ MICHAEL DODAK
Michael Dodak
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 7th day of June, 2007.

Signature	Title

/s/ Michael Dodak
Michael Dodak	CEO, Chairman and Director

/s/ Don Headlund
Don Headlund	Chief Financial Officer, Treasurer and Director

/S/ Paul Cox
Paul Cox	Vice President, Secretary and Director

/S/ Dave Fann
Dave Fann	President and Director

/S/ Victoria Vaksman
Victoria Vaksman	Director