Form 10QSB
period 2007-05-31
FUNDSTECH CORP
filed 2007-07-11
CIK 1369748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007

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

Copy of communications to:
Fundstech Corp. Attn: Michael Dodak
100331 Sawgrass Drive West, Suite 107
Ponte Vedra Beach, FL 32082
Telephone: (904) 273-2702

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes { } No {X }

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2007, the Company had outstanding 5,129,110 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check One): Yes { X} No { }

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the form SB-2/A. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

ITEM 1. FINANCIAL STATEMENTS

FUNDSTECH CORP.
(a Development Stage Enterprise)

CONDENSED BALANCE SHEET
(Unaudited)
May 31, 2007

ASSETS

Current assets
Cash	$120,426
Accounts receivable, net of $17,000 allowance	324
Total current assets	120,750

Fixed assets, net of $535 depreciation	9,817

Other assets
Investment in Transaction Data Management Inc.	375,000
Rental deposit	1,545
Loan receivable – Transaction Data Management, Inc.	1,000
Total other assets	377,545

Total assets	$508,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued payables	$11,383
Total current liabilities	11,383

Stockholders’ equity
Common stock $0.001 par value: 6,500,000 shares
Authorized; 5,129,110 shares issued and outstanding	5,129
Additional paid-in capital	2,316,623
Accumulated deficit	(1,825,023)
Total stockholder’s equity	496,729

Total liabilities and stockholders’ equity	$508,112

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months	Three months	Nine months	January 24,2006	January 24, 2006
		ended	ended	ended	(inception) through	(inception) through
		May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006	May 31, 2007

Service revenues	$		10,000	$15,000	10,000	$40,000
Cost of service revenues		-	-	50,000	-	52,000
Gross loss		-	-	(35,000)	-	(12,000)

Operating expenses:
General and administrative 1,425,324			4,928	1,732,155	4,928	1,796,024
Bad debt		-	-	17,000	-	17,000
Total operating expense		1,425,324	4,928	1,749,155	4,928	1,813,024

Loss before provision
for income tax		(1,425,324)	5,072	(1,784,155)	5,072	(1,825,024)

Provision for income tax		-	-	-	-	-

Net income/(loss)		($1,425,324)	$5,072	($1,784,155)	$5,072	($1,825,024)

Basic and diluted
income/(loss) per share		($ 0.31)	$-	($0.45)	$-	($ 0.55)

Basic and fully diluted weighted average
common shares outstanding		4,579,674	1,902,000	3,985,789	1,902,000	3,328,346

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months	January 24,2006	January 24,2006
	ended	(inception) through	(inception) through
	May 31, 2007	May 31, 2006	May 31, 2007

Cash flows from operating activities:

Net income/(loss) for the period	($1,784,155)	$5,072	($1,825,024)

Adjustments to reconcile net income to
net cash used by operating activities:

Bad debt	17,000	-	17,000
Stock based compensation	1,265,862	-	294,752
Depreciation	535	-	-
Change in operating assets and liabilities:
Change in rental deposits	(1,545)	-	(1,545)
Change in accrued payables	10,545	4,928	11,385
Change in accounts receivable	(7,324)	(10,000)	(17,323)
Net cash used by operating activities	(499,082)	-	(520,755)

Cash flow from investing activities
Investment in Transaction Data
Management, Inc.	(375,000)	-	(375,000)
Loan to Transaction Data
Management, Inc	(1,000)	-	(1,000)
Fixed assets	(10,352)	-	(9,819)
Net cash used by investing activities	(386,354)	-	(385,819)

Cash flow from financing activities:
Proceeds from issuance of common
stock	830,000	152,000	1,027,000
Net cash provided by financing activities	830,000	152,000	1,027,000

Increase (decrease) in cash	(55,434)	152,000	120,426

Cash, beginning of period	175,860	-	-

Cash, end of period	$120,426	$152,000	$120,426

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the period from January 24, 2006 (date of inception) to May 31, 2007

						Total
	Common Stock		Shares	Additional	Accumulated	Stockholders’
	Shares	Amount	Payable	Paid-in Capital	deficit	Equity
Balance January 24, 2006
(date of inception )	-	$-	$-	$-	$-	$-
Issuance of common stock for
services	2,536,000	2,536	-	26,354	-	28,890
Issuance of common stock for cash:
At $0.033 per share	363,636	364	-	11,636	-	12,000
At $0.300 per share	466,666	467	-	139,533	-	140,000
At $0.400 per share	112,500	112	-	44,888	-	45,000
Net loss	-	-	-	-	(40,868)	(40,868)
Balance August 31,2006	3,478,802 3,479		-	222,411	(40,868)	185,022
Issuance of stock payable for cash:
At $1.00 per share	-	-	250	249,750	-	250,000
Net loss	-	-	-	-	(161,250)	(161,250)
Balance November 30, 2006	3,478,802	3,479	250	472,161	(202,118)	273,772
Issuance of common stock for cash:
At $1.00 per share	630,000	630	(250)	379,620	-	380,000
Net loss	-	-	-	-	(197,580)	(197,580)
Balance February 28, 2007	4,108,802	$4,109	-	851,781	(399,698)	456,192
Issuance of common stock for
services	820,308	820		1,265,042	-	1,265,862
Issuance of common stock for cash
At $1.00 per share	200,000	200		199,800	-	200,000
Net loss	-	-		-	(1,425,325)	(1,425,325)

Balance May 31, 2007	5,129,110	$5,129		$2,316,623	($1,825,023)	$496,729

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

The interim condensed financial information is un-audited. In the opinion of management, all adjustments necessary to present fairly the financial position as of May 31, 2007 and the results of operations and cash flows presented herein have been included in the condensed financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Fixed Assets

The Company acquired furniture and equipment of $10,352 during the period and is stated at cost. Major additions will be capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, will be expensed as incurred. Depreciation and amortization will be provided using the straight-line method over the assets' estimated useful lives, which range from three to five years.

Concentration of Credit Risk

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of accounts receivable, and cash and cash equivalents. At May 31, 2007 100% of our accounts receivable of $324, was from one customer. Revenues from this and one other customer accounted for approximately 100% of our revenues during the period ended May 31, 2007. (see Note 2)

Long-Lived Assets and Impairment

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. During the quarter ended May 31, 2007, the Company purchased equipment in the amount of $2,860.

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123 “Accounting for Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statements of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The company has adopted SFAS 123R. As of May 31, 2007 we have not granted nor do we have any outstanding employee stock options.

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

For the period January 24, 2006 (inception) to May 31, 2007, the Company incurred net operating losses in an amount exceeding the net income. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset and a full valuation reserve is in place therefore no deferred tax asset or liability has been determined. At May 31, 2007, the Company had approximately $1,825,024 of federal and state net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2026.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets at May 31, 2007 will not be fully realizable.

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

SFAS 157 – FAIR VALUE MEASUREMENTS

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. In developing this Statement, the Board considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements.

SFAS 159 THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES – INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities

FIN 47 "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN INTERPRETATION OF FASB STATEMENT NO. 143"

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

FIN 48 ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES – AN INTERPRETATION OF FASB STATEMENT NO. 109

Issued June 2006, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

SAB – 108 – FINANCIAL STATEMENTS

Issued September 13, 2006, the interpretations in this Staff Accounting Bulletin express the staff’s views regarding the process of quantifying financial statement misstatements. The staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles. The staff believes that approach is not in the best interest of the users of financial statements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.

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

NOTE 4 - EQUITY AND COMMON STOCK ISSUANCES

During the nine month period ended May 31, 2007 we completed the following private placements of our common stock:

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

On April 25, 2007, we completed the issuance, effective March 2, 2007,, of 50,000 shares of our common stock for services rendered, valued at approximately $75,000. We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Also on April 25, 2007, we completed the issuance, effective April 20, 2007, of an aggregate of 342,308 shares of our common stock for services rendered, valued at approximately $513,462 . We issued the securities to three non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to one accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 14, 2007, we announced the completion of a private placement of 200,000 units at a price of $1.00 per unit for gross proceeds of $200,000. Each unit consists of one common share and one half of a warrant with each full warrant granting the investor the right to purchase one additional common share at $1.25 per share. The units were sold to one (1) non U.S. person pursuant to an exemption under Regulation S from the registration requirements of the Securities Act of 1933.

On May 22, 2007, we issued 28,000 shares to three consultants for services valued at $1.55 per share. 18,000 of those shares have piggy back registration rights, so that if we register further shares of our common stock on a registration statement, other than on Form S-8, we will be required to register those 18,000 shares at the same time, unless subsequent agreements for financing do not allow it. The shares were issued to three (3) non U.S. persons pursuant to an exemption under Regulation S from the registration requirements of the Securities Act of 1933.

On May 22, 2007 we issued 50,000 shares to a new director. Shares were valued at $1.55 per share.

On May 30 we issued 350,000 shares to an officer. Shares were valued at $1.59 per share

NOTE 5 – INVESTMENT IN TRANSACTION DATA MANAGEMENT INC.

On September 2, 2006, we entered into a joint venture agreement with Information Services Group Inc. for the formation and operation of a jointly-owned joint venture corporation. In the joint venture agreement, we initially agreed to invest $150,000, based upon certain conditions of which $100,000 was invested.

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

In the October 17th agreement, we agreed to invest another $210,000 for the additional contract rights. As of May 31, 2007 we have invested a total of $375,000. We have entered into the agreement to create the joint venture corporation to obtain support from Information Services Group Inc. for our personnel, management and related needs as well as to obtain support with our client contracts, purchase orders, business development and all current and future business development contracts Notwithstanding, the first project contracted for as part of the FundsTech / Information Services Group Joint Venture Agreement will continue to be managed and owned by TDM under the new agreement.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently leasing office space at the following location:

10033 Sawgrass Drive West, Ponte Vedra Beach, FL 32082

Rent Expense during the three-month period ending May 31, 2007 was $3,000

Future minimum rental payments required under the one year operating lease for the office facilities as of May 31, 2007 are as follows:

08/31/2007	$6,000
12/31/2007	$6,000

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

NOTE 7 - INCOME TAXES

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

The Company notes that due to the cumulative Net Operating Losses (NOLs) with a deficit of over $1,800,000 as of May 31, 2007, and there are no significant temporary differences during the period since inception, therefore, no deferred tax liabilities are calculated. The Company provides a 100% valuation allowance against all deferred tax assets that may result from the NOLs.

NOTE 8 – SUBSEQUENT EVENTS

On June 4, 2007, we appointed Joe Tumbarello as our new Chief Operating Officer. He received 100,000 shares and 550,000 stock options.

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

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements. Such can be found in the Risk Factor section which appears in the form SB-2/A, which was filed with the United States Securities & Exchange Commission on January 08, 2007.

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

The financial information set forth in the following discussion should be read with the financial statements of the Company included elsewhere herein and with previously reported form SB-2/A.

Recent Developments

On March 14, 2007, Donald Headlund resigned as our President, but will remain as our CFO, Treasurer and director.

On March 14, 2007, David Fann resigned as our Vice President and was appointed as our President. We also appointed Michael Dodak, one of our directors, as our Chairman.

On May 15, 2007, we appointed Pierre Besuchet as a member of board of directors. Our board of directors now consists of David Fann, Michael Dodak, Paul Cox, Don Headlund, Victoria Vaksman and Pierre Besuchet.

On May 29, 2007, we appointed Victoria Vaksman as our Executive Vice President of Europe, the Middle East and Africa. Ms. Vaksman is also a member of its Board of Directors.

On June 4, 2007, we appointed Joe Tumbarello as our new Chief Operating Officer.

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

Results of Operations for the Three Months Ended May 31, 2007.

Revenue

Total revenues for the three month period May 31, 2007 were $none. Revenues of $40,000 since inception were mainly generated through consulting fees.

Cost of Revenue

Cost of revenue for the three month period ending May 31, 2007 was $none. The main cost of revenue through inception of $52,000 was payment to consultants.

Operating Expenses

Operating expenses for the three month period ending May 31, 2007 were $1,425,324. Since inception the total operating expenses are $1,813,024. General and administration costs include personnel costs, office, legal, marketing and miscellaneous expenses. The main reason for the high operating cost is stock issued for services during the quarter.

Results of Operations

The Company's loss after taxes and minority interest for the three month period ending May 31, 2007 was $1,425,324. Since inception the loss is $1,825,024.

Results of Operations for the Nine Months Ended May 31, 2007.

Revenue

Total revenues for the nine month period ended May 31, 2007 were $15,000. Revenues of $40,000 since inception were mainly generated through consulting fees.

Cost of Revenue

Cost of revenue for the nine month period ending May 31, 2007 was $50,000. The main cost of revenue through inception of $52,000 was payment to consultants.

Operating Expenses

Operating expenses for the nine month period ending May 31, 2007 were $1,749,155. Since inception the total operating expenses are $1,813,024. General and administration costs include personnel costs, office, legal, marketing and miscellaneous expenses. We also are reserving for bad debts in the amount of $17,000.

Results of Operations

The Company's loss after taxes for the nine month period ending May 31, 2007 was $1,784,155. Since inception the loss is $1,825,024.

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

Our cash on hand as at May 31, 2007 was $120,426. As at May 31, 2007, we had positive working capital of $109,367. We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and increase market share. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our equity securities.

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

     We have generated limited revenues since our inception on January 24, 2006. Since we are still in the early stages of operating our company and because of our lack of operating history, our independent auditors' report for the financials, included in the Form SB-2 for the period ending August 31, 2006, includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Between January 24, 2006 and our fiscal year ended August 31, 2006, we raised $197,000 through the sale of shares of our common stock. Between January 24, 2006 (inception) and May 31, 2007 , we raised $1,027,000 through the sale of shares of our common stock. Based upon current estimates, we estimate our average monthly operating expenses in the future to be approximately $10,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We can offer no assurance that we will be able to generate enough interest in our products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended August 31, 2006.

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

     We are authorized to issue up to 6,500,000 common shares, of which 5,129,110 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

On April 25, 2007, we completed the issuance, effective March 2, 2007, 2007, of 50,000 shares of our common stock for services rendered, valued at approximately $40,000. We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Also on April 25, 2007, we completed the issuance, effective April 20, 2007, of an aggregate of 342,308 shares of our common stock for services rendered, valued at approximately $273,846 . We issued the securities to three non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to one accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 14, 2007, we announced the completion of a private placement of 200,000 units at a price of $1.00 per unit for gross proceeds of $200,000. Each unit consists of one common share and one half of a warrant with each full warrant granting the investor the right to purchase one additional common share at $1.25 per share. The units were sold to one (1) non U.S. person pursuant to an exemption under Regulation S from the registration requirements of the Securities Act of 1933.

On May 22, 2007, we issued 28,000 shares to three consultants for services. 18,000 of those shares have piggy back registration rights, so that if we register further shares of our common stock on a registration statement, other than on Form S-8, we will be required to register those 18,000 shares at the same time, unless subsequent agreements for financing do not allow it. The shares were issued to three (3) non U.S. persons pursuant to an exemption under Regulation S from the registration requirements of the Securities Act of 1933.

On June 4, 2007, we issued 100,000 shares priced at a value of $1.67 and 550,000 stock options with an exercise price of $1.67 vesting over three years based on specific performance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 14, 2007, Donald Headlund resigned as our President, but will remain as our CFO, Treasurer and director.

On March 14, 2007, David Fann resigned as our Vice President and was appointed as our President. We also appointed Michael Dodak, one of our directors, as our Chairman.

On May 15, 2007, we appointed Pierre Besuchet as a member of board of directors. Our board of directors now consists of David Fann, Michael Dodak, Paul Cox, Don Headlund, Victoria Vaksman and Pierre Besuchet.

On May 29, 2007, we appointed Victoria Vaksman as iour Executive Vice President of Europe, the Middle East and Africa. Ms. Vaksman is also a member of its Board of Directors.

On June 4, 2007, we appointed Joe Tumbarello as our new Chief Operating Officer.

ITEM 6. EXHIBITS

a. Exhibits

Exhibit Number	Exhibit Description
3.1 (2)	Articles of Incorporation

3.2 (2)	Certificate of Amendment dated June 14, 2006
3.3 (2)	Certificate of Amendment dated October 2, 2006
3.4 (2)	Bylaws
10.1 (2)

Form of Subscription Agreement, dated January 24, 2006, used in the private placements between our company and each of Michael Dodak, David Fann and FDW Consulting Inc., a company that is wholly- owned by Mr. Fann

10.2 (2)	Subscription Agreement dated January 24, 2006, between our company and Paul Cox
10.3 (2)	Form of Subscription Agreement
10.4 (2)	Subscription Agreement dated March 31, 2006, between our company and Don Headlund
10.5 (2)	Form of Subscription Agreement
10.6 (2)	Agreement dated April 14, 2006
10.7 (2)	Marketing Agreement dated May 3, 2006, between our company and Global Cash Card
10.8 (2)	Agreement dated June 7, 2006, between our company and National Health Partners
10.9 (2)	Agreement dated September 2, 2006 between our company and Information Services Group Inc.
10.10 (2)	Agreement dated October 17, 2006 between our company, Information Services Group Inc., Kevin McKool and Ken Blow
10.11 (2)	Form of Subscription Agreement dated October 24, 2006, between our company and Harold Gear
10.12 (3)	Form of Loan Agreement
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1*	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2*	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Filed herewith
(2)	Incorporated by reference from our Form SB-2 registration statement filed on November 8, 2006.
(3)	Incorporated by reference from our Form SB-2 registration statement filed on December 26, 2006.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as of July 11, 2007 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUNDSTECH CORP.

/s/ Michael Dodak
Michael Dodak
Chief Executive Officer
Date: July 11, 2007

/s/ Don Headlund
Don Headlund
Chief Financial Officer, Treasurer and Director
Dated: July 11, 2007