Form 10KSB
period 2007-08-31
FUNDSTECH CORP
filed 2007-11-29
CIK 1369748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

FUNDSTECH CORP.
(Exact name of registrant as specified in its charter)

Delaware	6099	51-0571588
State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization	Classification Code Number)	Identification No.)

Michael Dodak, Chief Executive Officer
818 A1A North
Suite 201
Ponte Vedra Beach, Florida 32082
(904) 273-2702
(Address and telephone number of registrant's principal executive offices)

 (Name, address and telephone number of agent for service)

Copy of communications to:
Gregory Sichenzia, Esq.
Stephen M. Fleming, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Flr.
New York, New York 10006
(212) 930-9700
(212) 930-9725 (fax)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b2 of the Exchange Act).
Yes ☐ No ☒

Issuer's Revenues for the fiscal year 2007 were: $33,030.

The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of November 25, 2007 was $10,083,742.

As of November 25, 2007, the Issuer had 6,722,495 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

TABLE OF CONTENTS	Page No.

PART I

Item 1. Description of Business	5
Item 2. Description of Properties	12
Item 3. Legal Proceedings	12
Item 4. Submission of Matters to a Vote of Security Holders	12

PART II

Item 5. Market for Common Equity and Related Stockholder Matters	13
Item 6. Management's Discussion and Analysis or Plan of Operation	15
Item 7. Financial Statements	28
Item 8. Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure	28

PART III

Item 9. Directors and Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act	30
Item 10. Executive Compensation	32
Item 11. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	32
Item 12. Certain Relationships and Related Transactions	34
Item 13. Exhibits and Reports on Form 8-K	35
Item 14. Principal Accountants Fees and Services	35

SIGNATURES	36

FINANCIAL STATEMENTS	37

FINANCIAL STATEMENT SCHEDULE

EXHIBITS

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed in 2008. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. Estimates of future financial results are inherently unreliable.

From time to time, representatives of FundsTech Corp (the “Company”) may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any of management’s forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

          We were incorporated on January 24, 2006, in the State of Delaware. Following our incorporation, we commenced the business of marketing and selling debit cards and processing software and providing management services.

Summary of Business

          We sell debit cards and provide processing and management services. We currently market our products directly to distributors for distribution into the United States and non-U.S. markets. We also market our debit cards to employers for distribution to their employees who are then able to receive employment earnings by direct deposit. Employees are able to use the card to access cash through ATMs or purchase products and services wherever personal identification number (PIN) based debit cards are accepted. We also plan to target third parties and pursue relationships that may help us grow our business through strategic partnerships, complementary sales channels and acquisitions.

          We also provide processing services to financial institutions and independent sales organizations (ISOs), in non-U.S. markets to assist with the processing of debit card transactions. We market debit cards predominantly under the FundsTech name or under the names of our business partners. In the U.S. we utilize third party processor who issue debit cards on our behalf to cardholders and process the transactions from the use of these cards by the cardholder(s). They can also transfer money from various locations throughout the United States including Money Gram and Western Union, stores and other locations for deposit on the cards of the cardholders. We refer to these retail locations where money can be transferred, or loaded, onto our cards as points of presence or POPs. To date, our relationship with all of the POPs that we have access to have been established through our third party processors. We generate revenue through user fees that may involve a monthly flat fee and/or a transaction fee for each transaction processed .

          Our debit cards are presently marketed through sales channels that primarily target the sub-prime credit market, which consists primarily of those customers who cannot qualify for a credit card or bank account or who are otherwise unattractive to banks, such as people who have no credit history or very low income. We market our product through sales channels to large business entities with a significant number of sub-prime credit employees. The employers then distribute these cards to their employees who do not have a bank account. Then the employer directly deposits the employee’s net payroll onto the card thus avoiding the time and expense of issuing and distributing payroll checks. We also issue cards for a variety of different markets and demographics such a cards, travel cards, gift cards as well as others. We use an interactive activation system for automated activation of cards and customer relationship management technology. We also have access to networking software that supports a network to allow cash to be loaded onto cards.

          We are also marketing the licensing of a debit card software solution to financial institutions as well as independent sales organizations (ISOs) who wish to offer their own debit card program. We intend to sell these programs either directly or through distributors in North non-U.S. markets.

Joint Venture Agreement

          On September 2, 2006, we entered into a joint venture agreement with Information Services Group Inc. for the formation and operation of a jointly-owned joint venture corporation. On September 15, 2006 Transaction Data Management Inc. was incorporated as that jointly owned corporation. Notwithstanding, the first project contracted for as part of the FundsTech/Information Services Group Joint Venture Agreement will continue to be managed and owned by Transaction Data Management Inc. under the new agreement. The joint venture agreement was filed as an exhibit to the registration statement of which the corresponding prospectus formed a part.

Purchase Agreement

          On October 17, 2006 we entered into an agreement to purchase Information Services Group’s 50% interest in Transaction Data Management Inc. Payment obligations under this agreement are in stock and cash and tied to certain performance criteria. Initial cash requirements are expected to be $350,000 with a further $650,000 and stock payments that are directly tied to certain performance criteria. To the date of this prospectus, we have invested $100,000 and the further $50,000 will not be paid until the conditions for that payment are met. That condition is the receipt by our company of an ongoing purchase order from a certain company, issued to Transaction Data Management Inc. relating to our first planned project. We have entered into the agreement to create Transaction Data Management Inc. to obtain support from Information Services Group Inc. for our personnel, management and related needs as well as to obtain support with our client contracts, purchase orders and business development. The purchase agreement is filed as an exhibit to the registration statement of which this prospectus forms a part. We have not yet completed this purchase.

Description of Debit Card Products

          In the U.S. we market debit card programs supplied by third party vendors to our customers. These cards allow the cardholder to withdraw cash at over 750,000 ATM's or make purchases at more than 5,500,000 locations worldwide. Our card can be used at any location on the STAR™ ATM network and at other locations utilizing credit card services or with ATM functions. Throughout the United States, STAR™ offers security, access and convenience, whereby participating financial institutions and their cardholders access ATM and PIN-secured point-of-sale (POS) debit card access throughout North America.

In non-U.S. markets we market debit card programs where we both issue the card through sponsor banks as well as process the transactions caused by the use of the cards on software that we have licensed from a third party. We use or will use financial transaction networks within each country to acquire and switch the transactions from the point of origin (such as an ATM or POS device) to us for approval, and then back to the point of origin for completion of the transaction. We will co-brand these cards with either MasterCard or VISA and they can be used at virtually any ATM or POS device.

          Our card isPIN activated and a cardholder can withdraw cash and check balances on the card any ATM on the CirrusTM network, as well as via the internet or by a toll free phone call. The card does not require a name to be embossed on the card and it is available in a one or two card set. The card can be used for money transfers, as a debit card or to withdraw cash via ATM networks or as a payroll card. The card can be loaded with money from anywhere in the world via the internet or by cashier's check or money orders via mail. Transaction accounts are registered with and insured by the Federal Deposit Insurance Corporation, which protects the first $100,000 of deposits that are payable in the United States.

We also offer a signature based card that has a MasterCard hologram on the front of the card and can be used worldwide anywhere MasterCard is accepted. This program requires that a persons name is embossed on the card as well as other information and can be used at virtually all ATMs and anywhere MasterCard is displayed (for example POS devices). The cardholder determines the spending limits by the amount loaded on the card. The card is primarily a prepaid debit card, but can be used as an ATM card, debit card, or payroll card. The card is widely recognized as an instrument of payment for goods and services. The card is PIN activated and balances can be checked at any ATM, by a toll free phone call or via the internet.

          Many customers in the sub-prime market seek to transfer money from the country they are working in to their family or friends residing in other countries. United States to their homes and families in non-U.S. markets or from one non-U.S. market foreign jurisdictions. Our program offers a convenient card to card transfer method wherein funds are transferred from the primary card to the second card. The cardholder can initiate the card to card transfer by a telephone call, or at an ATM or through our web interface.

          FundsTech Payroll Program

          Our Payroll Program provides employers with the ability to load an employee's pay onto a stored value MasterCard debit card. The employee can then access their employment earnings at any ATM, pay bills by telephone, make point of sale purchases and purchase goods and services over the internet.

          The card includes a choice of ATM Debit and ATM with the MasterCard hologram on the front of the card and can be used world-wide anywhere MasterCard is accepted. The card is not anonymous, as the holders name is embossed on the card. The card has easy direct deposit, including online reports of transactions. The card is primarily a prepaid debit card, but can be used as an ATM card or debit card (i.e. either PIN based or signature based). The card is widely recognized as an instrument of payment for goods and services.

          The FundsTech Payroll Program includes an internet based employer payroll interface where the employer can carryout such things as issuing or assigning new FundsTech debit cards to an employee or other payment recipient, load cards from their payroll accounting system, manage accounts and other payroll functions. This card product is marketed to employers who have seasonal, weekly, or widely dispersed employees or employees who change work location regularly. The Payroll Program can be marketed to employers and payroll services, both domestically and internationally, as a low cost means of paying employees instead of a check.

          In addition, all of the above products can be operated under the FundsTech's license and application service provider (ASP) product offerings designed to support these and similar applications.

Points of Presence

          As of August 31, 2007 we had no POPs under contract and are accessing POP location networks as a part of a bundle of services through our current processor vendors. . Through these vendors our cardholders of our cards sold through our company are able to load cash onto our stored value cards at MoneyGram and Western Union locations in the United States. We are a direct processor in non-U.S. markets and have not yet signed agreements with any POPs. We intend to seek distributors to sell our products to POPs in the next six month period. Currently, we concentrate on selling our products directly to employers and distributors under direct programs and license models in both domestic and non-U.S. markets.

Manufacture and Mechanics of Products and Services

          Our cards are manufactured and printed at the facility authorized by the card association under which the card is issued. In the U.S. we will receive will order and receive these cards through our processor vendors. In non-U.S. markets we will have a direct relationship with the card manufactures for fulfillment of card orders. The printing of our cards occurs after the card program has received approval from:

1.	the card association,

2.	the particular bank issuing the card, and

3.	In the U.S., the processor .

          Once a card has been approved and manufactured, the cards are ready for use by our customers or the cardholders of our customers. Our card is distributed through sales channels which, in turn, may market them to employers or to retail locations such as convenience and grocery stores for purchase by customers where it may be packaged and displayed with instructions so that customers can clearly understand the basic features and benefits of the card prior to purchase.

          Cards that are issued in connection with our Payroll Program are not typically purchased by the customer, but are distributed by an employer as a means for the employer to directly deposit a employee's earnings, rather than writing and mailing a paycheck. The packaging of this card product will be less informative, but employees will receive documents clearly outlining the usage of the card as a payroll and customer device to be distributed to employees participating in the payroll program.

          Following distribution of the respective cards, the customers will be able to begin carrying out transactions with the cards. Fees are generated in a variety of ways as discussed under the section "Transaction Fees and Revenue Generation".

Transaction Fees and Revenue Generation

          We generate revenues from the use of our products. In all cases, processors, such as ourselves in non U.S. markets and our processor vendors in the U.S. are responsible for debiting the cardholder account for the correct fees. These fees are to be distributed to us and other entities to pay for the services rendered for those fees.

          Banks and processors also charge our customer fees for certain transactions such as a cash withdrawal at an ATM or the purchase of a product at a POS device or the transfer of money from one card to another which are passed on to the customer. In some cases, this is a direct charge with no added fees from our company. In other cases, the standard fees charged to the customer allow a small margin to be added prior to charging the customer. The risks associated with these certain transactions are dependent of the type of card and the specific relationship between the bank, processor and our company. Controls are placed by each party to the transaction in order to manage and minimize the risk to each party. Each bank and processor sets their own fee structure. Changes to the fee structures occur due to the constraints or opportunities of each individual card program. The following table provides the current average transaction fees paid by the cardholder customer for selected transactions. As each bank and processor sets their own fees, and as transaction fees are dependent upon the card program subscribed for, the transaction fees vary accordingly.

The process of getting our products into the hands of customers involves relationships with five parties; including card association companies that sponsor our card products, the banks that issue and own the card, the U.S. processors responsible for accepting transaction information and keeping the card account up to date (we are the processor in non-U.S. markets), distribution partners or customers responsible for the distribution of the cards to retail locations or other program locations, and POPs which provide sales and load locations. The technical sophistication and procedural experience of our material relationships varies greatly. Some of these relationships are through third parties and or suppliers.

We attempt to identify a demand for a particular type of card program based upon our understanding of the marketplace or direct requests from customers. If a program requires a MasterCard logo, we must work with the particular bank who makes an application to MasterCard for approval of the program. This process generally takes six or more weeks once all procedures are completed. It then takes an additional thirty days for the cards to be manufactured and issued. In the U.S. we currently outsource all of our processing of the card transactions to third parties. We are planning on installing a licensed processing platform in South Africa during the

Allocation of Risks

          We believe that the majority of risks associated with our services are primarily borne by the banks and the processors in the U.S. and to some degree banks in non-U.S. markets as we are the processor in those markets.. For some of our programs and arrangements, the risks are limited to the associated bank. For other programs and arrangements, we may be exposed to the risks associated with the card products such as fraud. In each program and arrangement, controls are placed at each level of the transaction to minimize the risk to each individual party. Each program and arrangement has a different method of managing risk to each individual party.

          We have experienced no fraud to date, however this condition is likely to change if our products become more widely used. We intend to continue to take steps to minimize our risk of losses due to fraud. Transactions using our debit cards involve a cash-on-cash transaction. Most transactions involving a debit card require possession of the card and the entering of the correct PIN. Most fraud in this area occurs in situations where the PIN and card have been stolen or otherwise compromised and in some cases via processor error. In the event of a processor error, risk and loss is the responsibility of the processor. In the case of hologram cards, such as MasterCard branded debit cards, the risk of fraud is primarily the responsibility of our company. In the case of cards issued through a FundsTech branded partner program, the sales channel partner shares fraud risk with us. The largest component of risk generally arises from cards issued to cardholders who have the intent to defraud.

          If a bank fails to pay for a transaction or settlement amount or falls behind in their compliance with the regulations of the network or processor, MasterCard or the network association can shut down the bank and all cards.

Card Associations: MasterCard

          Card associations sponsor certain types of card programs. All of the cards we market that have a hologram logo on the front require approval from the card association holding the trade mark for the hologram logo. We obtain access to the network of financial institutions and linked ATM's and POS systems through an arrangement among banks, transaction processors and MasterCard though various third party processors in the U.S and through sponsorship financial institutions in non U.S. markets. Our third party providers, through licenses and other arrangements, provides access to most networks making it unnecessary for us to negotiate access to each of the individual networks separately. As our customer base grows, we intend to analyze the cost savings of direct network access. However, the large processors that provide processing services have a large cost structure based on high volume and we expect that it will be some time before we will contemplate direct network access.

Banks

          Banks have a direct relationship to the card associations, and are responsible for sponsoring our third party processors in the U.S. and us or other third parties where we have direct relations in non-U.S. markets. Without a Third Party Processor or ISO with a card association or our direct relationship with the banks, we would not be able to offer our products for sale to customers. Once an approval from a card association is obtained, we work with a bank to create the product or program. The agreement between the bank and the card association will determine customer service requirements and will set out the card account requirements including maximum load amounts, usage, withdrawals, etc. The bank has set transaction fees which are charged to the card holder. We are initially charged these fees, and pass them to the customer each time a transaction occurs. The bank also charges the processor a transaction fee for certain transactions which are collected at the time of the transaction by the processor and distributed to the bank. The bank also charges us a monthly fee to keep the card account active. This fee is collected by the processor who distributes those funds to the bank and to us.

Processors

          Processors collect money and handle financial transactions among the banks, distributors and customers. Banks require that an approved processor have a relationship with the Third Party Policy or ISO so that all of the customer transactions are tracked and debits/credits to the customer card accounts are properly adjusted. The terms of these contracts articulate how we work with the processor to address fraudulent use of the cards, how any potential shortfall is addressed for a legitimate customer load and the availability of customer service information. The processor has necessary regulatory and banking approvals to conduct transactions from point of sale terminals and banks to apply credits and debits to the customer cards. We have relationship with various third parties to provide processing services in the U.S., while we intend to be the processor in non-U.S. markets. In the U.S. the third party processors of our company's transactions are responsible to facilitate customer reconciliations. We pay a fee to the processor for the initial set up of the card program and the processor charges a fee to the customer for certain transactions performed by the customer. These fees are collected by the processor and distributed to the appropriate party. Fraud risk is minimized in lower floor limits (the ability of a store to process a transaction without a "real time" verification of the card balance), and the fact that these cards are intended to be used within certain national jurisdictions. Fraudulent use of cards is governed by the checks and velocity use parameters that are in place. The processor has a schedule of fees for services provided to the card holder. We are charged these fees, and pass them onto the customer each time a transaction occurs.

Distribution Partners

          Distributors determine the type of card program they want to sell to end users or sub distributors. The relationship to the entities responsible for selling the card products to the retail store or other channel can be typified by a standard wholesale sales model. We sell the cards to the distributor at a wholesale price; the distributor then adds their margin and sells the card to the retail store. The retail store typically adds a margin and sells the card to the customer. Each entity in this chain is free to establish their own margins; we simply offer suggestions regarding market trends. We seek to utilize a variety of distribution partners to distribute our products. Our current strategy is to use pre-paid phone card distributors and agents that wish to add additional products to their line. We intend to sell products to distributors at wholesale prices who will then sell the products to the retail store with the distributor's margin added. In non-U.S. markets we have entered into distributor agreements where we share in the profit of a card program with the distributor. Generally the agreements call for a share in the gross margin of all the programs that the distributors sell.

Outsource/Design/Packaging Services

          We plan to design the majority of our products internally by retaining the services of consultants with the help of outside vendors experienced in the industry. These persons would also provide production and packaging services for us. By using both internal and external sources for this activity, we use this redundancy to reduce dependence on individual sources for our product's design and manufacture.

Industry Overview

          The acceptance of credit and debit cards by customers in the United States and certain other markets has steadily increased over the past ten years. In order to remain competitive, small and larger businesses have embraced credit and debit cards as a necessity to their future success. According to CARDWEB.com, trade publications and the United States payment Card Information Network, "there are perhaps as many as 60 million un-banked customers in the United States. Analysts estimate this group of un-banked customers spends over $15 billion annually in check cashing and other financial services." The numbers are substantially larger worldwide when you include the populations of Africa, Europe, India and China, among others. These individuals may be unable to avail themselves of traditional credit and banking channels or to obtain a debit or credit card for a number of reasons such as, recent immigration to the United States, bad credit history, lack of credit history due to divorce or age (i.e. students) or recent emergence from bankruptcy etc. Prepaid debit and cash cards are attractive alternatives to these individuals.

          The difference between a sub-prime customer using debit cards and a prime customer using debit cards is that the prime customers debit card is linked to the individual's bank account at a bank where the customer has a checking or savings account. The sub-prime customer’s card is linked to a pool account established as a depository for all funds linked to the Bank Identification Number supplied by the bank. Each customer's card is a sub account in the larger pooled account.

          Regularly, a sub prime customer is not able to open a bank account for a variety of reasons such as a low FICO score or a history of bouncing checks. A FICO score is a credit score developed by Fair Isaac & Co., which is a method of determining the likelihood that credit users will pay their bills. By obtaining a FundsTech debit card, the sub-prime customer is able to utilize FundsTech's pooled account as a depository with the issuing bank of the FundsTech card. This card account becomes the sub-prime customer’s account where their money is stored, as opposed to a prime customer who simply opens an account at that bank in their own name.

          Both prime customer and sub-prime customer accounts are a cash-on-cash transaction, meaning both customers must have money in their respective accounts to use the debit card.

          The FundsTech debit card products are designed for sub-prime customers and work in ways similar to other debit cards with several differences. FundsTech debit cards can have cash loaded on the card at retail locations, have a flexible features list (particularly through FundsTech sponsored partner card programs) and they can be marketed and used by employers and other channels in innovative ways.

Services offered to small business and sub-prime credit customers.

          Small businesses and sub-prime credit customers have traditionally been under-served or ignored by traditional financial institutions. When services have been available to this market segment, they tended to be at a price premium or offered in ways that represented barriers to certain groups. From an industry perspective, this was a product of higher perceived risk potential for liability for fraud, charge-backs and other losses. Debit cards substantially reduce that risk and allow for more competitive terms to be offered to small businesses and sub-prime credit customers alike.

Technology

          In the U.S. we use third party suppliers that for the most part have developed their own technologies. In non-U.S. markets we have intend to use technology developed by World Processing td. Such technology is cost effective, even at low volumes of transactions due to its relatively low cost of development and ease of implementation. It is intended that this platform will allow us to offer debit card programs at a competitive price yet still generate a positive gross margin on most transactions. This technology has been certified by STAR™ and currently processes transactions from 250,000 cardholders.

Competition

          The markets for the financial products and services offered by us are very competitive. We compete with a variety of companies in various segments of the financial service industry and our competitors vary in size, scope and breadth of products and services they offer. Certain segments of the financial services industry tend to be highly fragmented, with numerous companies competing for market share. Highly fragmented segments currently include financial account processing, customer relationship management solutions, electronic funds transfer and card solutions. We face a number of competitors in the debit card and payment market. We also face competition from in-house technology departments of existing and potential clients who may develop their own product offerings.

Depository institutions with debit card programs, such as the Bank of America, are one of the types of companies that we compete with. They generally have developed a two pronged marketing approach: 1) they establish a low cost bank account with a debit card attached; and 2) they sell debit cards pre-loaded in dollar denominations such as $20.00 gift cards, which means that the customer does not need a bank account. Depository institutions have had some success in selling debit cards and they can be formidable competitors given their larger size and name recognition. We intend to compete on price structure, program size, scalability and product offering features, as well as innovative solutions related to transaction processing.

          Although there are numerous competitors in the market offering similar products and services, we believe we can compete with other providers of financial and stored value cards services on the basis of the following factors:

1.	quality of service;

2.	reliability of service;

3.	ability to evaluate, undertake and manage risk;

4.	speed in approving merchant applications; and

5.	flexibility of product features and price.

          We believe our focus on employers and sub-prime credit clients gives us a competitive advantage over larger competitors that have a broader market perspective.

Growth Strategy

          We plan on increasing our revenues by increasing our product offerings and our marketing efforts for each product. We plan to diversify and offer new and innovative products and services targeted at the sub-prime market in not only the United States, but into foreign markets, particularly Africa, Europe, India and China. Our success will be largely dependent upon the marketing of our products to a variety of markets, the offering of additional products and/or services and increased relationships with card association companies, banks and distributors.

Employees

          Our company is currently operated by Michael Dodak as our Chief Executive Officer, Don Headlund as our Chief Financial Officer and Treasurer, David Fann as our President and Secretary, Victoria Vaksman as our Executive Vice President of Europe, Middle East and Africa and Joe Tumbarello as our Chief Operating Officer. The Company has a total of 6 employees and of which 5 are working full time. We intend to periodically hire independent contractors to execute our marketing, sales, and business development functions. Our company may hire employees when circumstances warrant. As we begin processing operations in South Africa during early 2008, the Company intends to hire between 6 and ten individuals who will reside in South Africa and include operational, administrative, customer service and IT personnel.

Intellectual Property

          Other than our web site, we do not own any intellectual property. An increasing number of patents are being issued to third parties regarding money and debit card processes. Future patents may limit our ability to use processes covered by such patents or expose us to claims of patent infringement or otherwise require us to seek to obtain related licenses. Such licenses may not be available to us on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on our business.

Governmental Regulations

          We may need to obtain a Federal Money Services Business License, or other licenses that some states require. Additionally, due to the nature of the business we conduct, many states require us to obtain some type of money services business license to sell or service the card products in that particular state. There is currently no clearly defined policy at a federal or state level defining which segment of the business would require that type of licensing and which states will participate in requiring such a license. Due to the changing regulatory situation, it is possible that a state we may be doing business in that does not currently require a license, may change its opinion, laws, rules, regulations or interpretation thereof and later require that we obtain a license. We have no ability to predict if that will happen, or what the period of time to obtain a license may be if it should occur. However, we have taken a proactive approach to this by regularly consulting with our third party processor suppliers regarding changing regulation and operational guidelines. We anticipate this will provide adequate time to obtain any license that may be required. To date, we have not obtained any state licenses. We face similar situations in each of the foreign countries we will provide processing services. In these countries we will need to rely on consultants in addition to our own employees to understand the laws, rules and regulations and to stay in compliance with all of them.

U.S federal anti-money laundering laws apply to the operation of our business. We comply with all government regulations applicable to the federal anti-money laundering laws. For our debit card business, we run each applicant for the card through an anti-terrorist list through an outside vendor and will only issue cards to those that pass the verification process. We also monitor such items as the amount of money loaded on cards. If the money loaded onto a card exceeds pre-determined levels, then an exception report is generated. We monitor how often each card is used and, if the money is transferred to other parties, how much is transferred. For the items that we monitor, we use pre-set trigger points, which, if met, will generate exception reports. After analyzing the exception reports we notify the appropriate authorities of any suspicious activity. Other parameters, such as maximum transfer amounts and ATM withdrawals amounts, govern the use of accounts where applicable or mandated. We also comply with the rules and regulations of the financial networks we have access to though supplier relationships.

ITEM 2. DESCRIPTION OF PROPERTIES

          Our executive and head office is located at 818 A1A North, Suite 201, Ponte Vedra Beach, Florida, United States 32082. This operating facility functions as our main operating facility. We are in the process of relocating our corporate offices to a larger space in Ponte Vedra Beach, which is within 3 miles of the existing facility. We will be adding additional office space for our South African operation beginning in January of 2008. Our telephone number is (904) 273-2702.

ITEM 3. LEGAL PROCEEDINGS

          As of November 25, 2007, we know of no material, existing or pending legal proceedings against our company. On October 02, 2007 we filed a lawsuit in Dallas, Texas for breach of contract against Information Services Group, Inc and its owner, Ken Blow. We have asked for specified damages of $438,090 as well as additional unspecified damages. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

From time to time, the Company may be party to, and their property is subject to, ordinary, routine litigation incidental to their business. Claims may exceed insurance policy limits and the Company may have exposure to a liability that is not covered by insurance. Except as noted above, management is not aware of any such lawsuits that could have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.          STOCKHOLDER MATTERS

               On January 12, 2007, the Company completed an SB-2 registration statement of its 1,887,802 common shares outstanding as of that date. Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "FNDS.OB". As of November 25, 2007, there were 6,722,495 shares of the Company’s Common Stock ($0.001 par value) issued and outstanding.

We are currently authorized to issue a total of 35,000,000 shares of Common Stock ($0.001 par value), and 5,000,000 shares of Preferred Stock ($0.001 par value). The Company does not currently have any shares of its Preferred Stock outstanding.

On November 25, 2007, there were 33 registered holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock:

Fiscal 2007:

Price Range	High	Low
First Quarter	$0.0	$0.0
Second Quarter	$0.0	$0.0
Third Quarter	$1.63	$1.50
Fourth Quarter	$1.67	$1.15
Fiscal Year	$1.67	$1.15

  As of November 25, 2007, 5,673,315 of our issued and outstanding common stock is eligible for sale pursuant to Rule 144 under the Securities Act of 1933. Rule 144, as currently in effect, allows a person who has beneficially owned shares of a company's common stock for at least one year to sell within any three month period a number of shares that does not exceed the greater of:

(1) 1% of the number of shares of the subject company's common stock then outstanding which, in our case, will equal approximately 67,225 shares as of the date of this prospectus; or

(2) the average weekly trading volume of the subject company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

          Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the subject company.

          Under Rule 144(k), a person who is not one of the subject company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Non-affiliates of the company hold 1,286,495 of our common shares under rule 144(k)

          Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

          Each stockholder is entitled to receive the dividends as may be declared by our board of directors out of funds legally available for dividends and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. Our board of directors is not obligated to declare a dividend. Any future dividends will be subject to the discretion of our board of directors and will depend upon, among other things, future earnings, the operating and financial condition of our company, its capital requirements, general business conditions and other pertinent factors. We have not declared any dividends on our common stock since the inception of our company. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future, as we plan to retain future earnings to fund the growth and development of our business.

          There are no provisions in our Articles of Incorporation or our Bylaws that would delay, defer or prevent a change in control of our company.

Securities authorized for issuance under equity compensation plans:

As of August 31, 2007, the Company does not have any plans to authorize for issuance any stock or options under equity compensation plans:

Recent Sales of Unregistered Securities

During the fiscal year ending August 31, 2007 we sold 979,900 shares of common stock through private placements, which raised approximately $979,900, of which 149,900 are to be issued as of August 31, 2007.

          On October 24, 2006, we issued an aggregate of 250,000 units of our common stock to one subscriber at an offering price of $1.00 per unit for gross offering proceeds of $250,000. We issued the units to the subscriber as accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $1.25 per share.

In December 2006, we issued an aggregate of 380,000 units of our common stock to seven subscribers at an offering price of $1.00 per unit for gross offering proceeds of $380,000 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $1.25 per share.

In May 2007, we issued an aggregate of 200,000 units of our common stock to seven subscribers at an offering price of $1.00 per unit for gross offering proceeds of $200,000 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $1.25 per share.

In August 2007, we sold an aggregate of 149,900 units of our common stock to seven subscribers at an offering price of $1.00 per unit for gross offering proceeds of $149,900 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $1.25 per share. These shares are to be issued in a subsequent month.

In November 2007, we issued an aggregate of 1,041,385 units of our common stock to six subscribers at an offering price of $1.25 for gross offering proceeds of $1,300,000 of which 840,000 units were sold in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933 and 200,000 units to accredited investor relying on Rule 506 of Regulation D. The units were comprised of one share of the common tock of our company and one common share purchase warrant. Each share purchase warrant may be excercised at any time within 24 months of the sale of the units at an exercise price of $1.75 per share. If the subscriber choose to exercise all of their warrants, we may receive up to $1,820,000 in additional proceeds.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed in the coming fiscal year. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

          Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Comparison of Results of Operations for the Fiscal Years Ended August 31, 2007 and 2006

Results of Operations

Our company's loss before taxes and minority interest for the period from January 24, 2006, the date of inception, to August 31, 2006 was $40,868 and for the year ending August 31, 2007 it was $2,757265.

Revenues and Cost of Revenues

Total revenues for the period from January 24, 2006, the date of inception, to August 31, 2006 was $25,000. Cost of revenues for the period from January 24, 2006, the date of inception, to August 31, 2006, was $2,000.

Revenues for the year ending August 31, 2007 were $33,030, mainly made up of consulting revenue. Cost of revenues for the year ending August 31, 2007, were $50,324.

Operating Expenses

Operating expenses for the period from January 24, 2006, the date of inception, to August 31, 2006 was $63,868.

Operating expenses for year ending August 31, 2007 were $2,739,971. These were mainly made up of the following expenses:

	2007	2006
Consulting Expense	$1,380,362	$63,868
Salary & Wages	281,412	-
Gain/Loss on Sale of Assets	376,000	-
Other Expenses	702,197	-
	$2,739,971	$63,868

Website Development

          During this current growth stage of our company, we have outsourced the content and operation of our web site to Global Cash Card. Our website is currently being created and when completed, is intended to be services based for the benefit of our customers. For example, customers will be able to view their card balances and their monthly transactions via our website. Although we anticipate that our website may not generate significant new accounts, we will utilize the forum as a marketing and customer service tool for employers and their employees who use our products. In the future, we may use our website to offer load functions and allow customers to view transactions and account information on-line. We expect to incur between approximately $10,000 to $20,000 on website development during the next twelve months.

Customer Relations

          We out-source customer service for all members. Our content providers provide all back up and product related customer service, interfacing with our support team. We attempt to keep detailed records of every sales contact, including source of inquiry, client needs, employment and income if available.

          Handling of all customer service is currently provided by the outsource customer service provider through our third party supplier. In this way our customer service functions are scaleable, bilingual and can be managed to handle one or multiple programs. We expect to incur between approximately $90,000 and $130,000 on customer relations in the next twelve month period.

Purchase or Sale of Equipment

          We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Off-Balance Sheet Arrangements

          Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

Agreements with Global Cash Card

          On April 14, 2006, we entered into a consulting agreement with Global Cash Card and an affiliate of Global Cash Card under which we provide management consulting services in regards to operations, finance and business strategy.

          On May 3, 2006, we entered into an agreement with Global Cash Card where we can utilize their processing platform to issue prepaid debit cards as an independent sales organization (ISO). Further, the agreement grants our company with the right to sell licenses for the use of their software. The software acquires, authorizes and records debit card transactions of our customers, and the end-users of our customers. We will utilize their processes and procedures to market either their prepaid debit card or our own prepaid debit card. Through this arrangement we also gain access to MoneyGram loading sites and other services.

Agreement with National Health Partners

          On June 7, 2006, we entered into a two year agreement with National Health Partners to provide Prepaid ATM and or MasterCard Cards to customers of National Health Partners CAREExpress programs. CAREExpress is a discount membership network for healthcare services. Cardholders will be able to load the cards in a variety of ways, including direct deposit by their employer or going to any one of thousands of loading stations. To date no cards have been purchased and activated by National Health Partners.

LIQUIDITY AND CAPITAL RESOURCES

          Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception and this is likely to continue into and through a portion of 2008. Management projects that we may require an additional $1,200,000 to $2,000,000 to fund our operating expenditures for the next twelve month period.          Our cash on hand as of August 31, 2007 was $34,238. As of August 31, 2007, current assets totaled $48,373 and current liabilities totaled $69,339 with a working capital deficit of $20,966. We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and increase market share. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our equity securities.

          Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended August 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Operating Activities

          Operating activities used cash of $735,167 for the year ending, to August 31, 2007. The cash used during the period was largely the result of the net loss from operations.

Investing Activities

During the year ended August 31, 2007, we used for investing activities $386,354, mainly from the write off of the investment in our joint venture.

Financing Activities

          During the year ended August 31, 2007, we sold 979,900 shares of common stock through private placements, which raised approximately $979,900., of which 149,900 shares are in stock payable and are to be issued as of August 31, 2007.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, including those related to stock based compensation and revenue recognition on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following are the critical accounting policies used in the preparation of our financial statements:

Revenue Recognition

           In general, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, initiation fee revenue for our stored value cards are recognized when shipped, transaction fee revenue is recognized when the transaction is recorded, maintenance and financial float fees revenue are recognized when the products are used. For the period ended August 31, 2006, income was generated from one consulting contract. Assuming the deliverables were not met which would result in deferred revenue up to $25,000, our statement of operations would report a loss up to approximately $65,900 or $0.02 per weighted average common share outstanding compared to the as reported net loss of approximately $40,900 or $0.01 per weighted average common share outstanding.

           Consulting fees are recognized as work is performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.

Stock - Based Compensation

           We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Stock based compensation was determined using the fair value of the services performed due to the lack of historical fair value of the equity instruments. Assuming the value of the equity instruments was more readily determinable and the same number of equity instruments were issued, the following table presents a sensitivity analysis to show the impact on our financial condition at August 31, 2006 from fluctuations in fair value of equity instruments issued for services:

Increase (Decrease)
Changed Assumption	in Fair Value

Increase in stock based compensation expense
due to increase in fair value by 1%	$290

Increase in stock based compensation expense
due to increase in fair value by 5%	$1,445

Decrease in stock based compensation expense
due to decrease in fair value by 1%	$(290)

Decrease in stock based compensation expense
due to decrease in fair value by 5%	$(1,445)

The purpose of this analysis is to provide an indication of the impact that the stock based compensation fluctuations would have on our financial results. It is not intended to imply our expectation of future results of operations. We believe that the assumptions used above are appropriate to illustrate the possible impact on the financial statements.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 , to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , to permit fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets , to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance on the definition of fair value, methods to measure fair value, and expanded disclosures of fair value. SFAS No. 157 is effective as of the first interim or annual reporting period that begins after November 15, 2007. Accordingly, the Company will adopt SFAS No. 157 in its quarter ending November 30, 2007. The Company is currently evaluating the provisions of SFAS No. 157 and has not yet determined the impact, if any, that SFAS No. 157 will have on its financial statement presentation or disclosures.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, this statement will have on our financial statements.

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

          To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. During our fiscal year ended August 31, 2007 we have generated $33,030 in revenue. As of August 31, 2007, we had cash of $34,238 and working capital deficit of $20,966. We may never generate positive cash flow from operations, including during the year that is to end August 31, 2008. We estimate that we will require between $1,500,000 and $2,000,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

          We have generated limited revenues since our inception on January 24, 2006. Since we are still in the early stages of operating our company and because of our lack of operating history, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Between January 24, 2006 and our fiscal year ended August 31, 2006, we raised $197,000 through the sale of shares of our common stock. For the year ended August 31, 2007, we raised $979,900 through the sale of shares of our common stock. Based upon current estimates, we estimate our average monthly operating expenses in the future to be approximately $10,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We can offer no assurance that we will be able to generate enough interest in our products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended August 31, 2007.

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

          Our company anticipates that the funds that were raised from thirty-three subscribers pursuant to private placements that were entered into between January 24, 2006 and August 31, 2007 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

          In order for our company to generate sales, we have established relationships with two parties including card associations that sponsor our card products, banks that manufacture, issue and own the debit cards, processors responsible for accepting transaction information and keeping debit card accounts current, as well as contracts under which we provide management services and a contract with a distribution partner responsible for the distribution of the cards to their sales channels and client base, retail locations and POPs which provide sales and load locations. To date, we have entered into a supplier agreement with Global Cash Card Inc. to access transaction processing, association, network access and card accounts as well as selling us a license to install their processing platform worldwide excluding the U.S. We have not entered into any direct agreements with banks or POPs and have only entered into two distribution agreements as of August 31, 2007, however through our distributors we have access to four (4) sponsoring banks. We are in the process of establishing direct relationships with banks and POPs which complete the relationships necessary for our company to conduct business. If any material adverse event were to affect our relationship with any entity, including a significant decline in their financial condition or a material rise in the cost of their services, such an event could adversely affect our results of operations. Additionally, if our existing relationship with any entity deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternate entity at prices currently charged by such entities, our results of operations could be adversely affected. We have entered into an agreement in October 2007, with an additional distribution channel in Europe that indirectly brings us two additional sponsor banks.

If we were to lose our third party processor, the loss would substantially interfere with our ability to transact business.

          We obtain our access to the network of financial institutions and linked ATM's and point of sale systems through an arrangement among banks, as well as third party providers in the U.S. Our agreements with these providers gives us operational access to relationships that allow us to access a package of other networks such as STAR™, Plus™, Cirrus™ and similar networks. If we lose our third party provider licenses these providers, we would be forced to separately negotiate access to each of the individual networks as well as to license processing software. Any down time associated with the loss of access to the networks could render our systems and cards, as issued, useless. Even if we were then able to negotiate third party processor agreements with the individual networks, we might not be able to do so in time to preserve our business name and customer relationships. Thus, the loss of third party processor relationships could put us out of business. Additionally, customers readily accept the MasterCard or VISA brand on debit cards. If we were to lose our ability to cause the issuance of cards under the MasterCard or other brands, we would lose substantial market acceptance for our products.

We currently rely upon our affiliated banks and partners to obtain and comply with all licenses and permits to conduct our business, and if we were required to obtain such licenses and permits independently, our company would most likely be unable to conduct business in that state due to the high costs associated therewith.

          Approximately 45 states have established laws or regulations that require persons who load money onto debit cards or process debit card transactions to be licensed by the state unless that person has a federal banking charter and is operating from a licensed bank branch. We solely rely upon our processing providers to obtain licenses from the requisite banking regulators and to comply with all current state regulations in which we conduct business. We rely upon the licenses of our affiliated banks through these processing providers relationship with MasterCard or VISA to comply with all federal and state laws and regulations. Some states may require us to obtain our own license to conduct money loading operations and debit card transactions. As a result, we may be required to apply for and obtain licenses in all of the states that we conduct business operations. Under such circumstances, we would be required to file an extensive license application in each state and post bonds to operate in those states which range from $100 to $16,500 per state excluding location fees. Some states may require us to post bonds in amounts between $25,000 to $2,000,000 for each license. We would also have to qualify to do business in each state in which we conduct business and thereafter file tax returns and be subject to service of process in each state. We can offer no assurance that we will be able to rely on the licenses and permits of our affiliated banks and partners so as to avoid licensing and bonding fees with each state that we conduct business in. If we are required to obtain one or more licenses and post bonds, our company may not have the cash flow to comply with such requirements and as a result, our company may be forced to suspend operations in that state which may result in a material adverse effect to our company.

Our point of purchase operators may subject us to liability if they fail to follow applicable laws.

          We rely upon the licenses of third party processing providers to establish contractual agreements with each of our load center networks. Among other things, the agreements require the load centers to comply with the Patriot Act and anti-money laundering laws or their equivalent in non-U.S. markets.. While we do not intend to be responsible for their actions, we could be subject to state or federal actions against them if our load center agents violate or are accused of violating the law. Such actions could compromise our credibility with our customers, issuing banks and state regulators, generally making it harder for us to do business. It could also cost us a great deal of money to investigate, defend and resolve such matters and jeopardize our relationship with our sole processor. We cannot be sure that we could afford such actions and be able to continue business operations.

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

          We rely on our affiliated banks and partners to comply with the Patriot Act requirements or their equivalent in non U.S. markets that financial institutions know their cardholders. If the Patriot Act or it’s equivalent in non U.S. markets or subsequent legislation increases the level of scrutiny that we or our affiliated banks are required to adopt to know their customers, it may be costly or impractical for us to continue to profitably issue and load cards for our customers or even comply with new regulation schemes.

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

          Any failure in the security and privacy measures of our company, or our suppliers and business partners, may have a material adverse effect on our business, financial condition and results of operations. Our company and our suppliers electronically transfer large sums of money and store large amounts of personal information about our customers, including bank account and debit card information, social security numbers and merchant account numbers. If we are unable to protect this information and a security or privacy breach results, the resulting breach may:

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

          We currently do not have any property and business interruption insurance to compensate us for any losses we may incur. Even though we use fail over computing technology, if we incur a slowdown or shutdown of computer services, then our ongoing operations may be harmed to the extent that we will be unable to sell our products through our website, and/or promote via email and, as a result, you may lose some or all of your investment in our common stock. In the event of a system failure by us or by a supplier to us that went undetected for a substantial period of time, we could allow transactions on blocked accounts, false authorizations, fail to deduct charges from accounts or fail to detect systematic fraud or abuse. Errors or failures of this nature could immediately adversely impact us, our credibility and our financial standing.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

          We may incur uninsured liabilities and losses as a result of the conduct of our business. We currently maintain comprehensive liability and property insurance of $1.0 million. Even so we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

FACTORS AFFECTING THE COMPANY’S OPERATING RESULTS

The Company's business is subject to numerous factors affecting its operating results. In addition to the risk factors discussed above, the Company's operating results may be affected by:

We have a limited operating history which may not be an indicator of our future results.

As a result of our limited operating history, our plan for rapid growth, and the increasingly competitive nature of the markets in which we operate, the historical financial data may not be a good indicator of our future revenue and operating expenses. Our planned expense levels will be based in part on expectations concerning future revenue, which is difficult to forecast accurately based on current plans of expansion and growth. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, general and administrative expenses may increase significantly as we expand operations. To the extent that these expenses precede, or are not rapidly followed by, a corresponding increase in revenue, our business, operating results, and financial condition will suffer.

The termination of our contract with our major customer could negatively impact our results of operations and may result in a significant impact to revenues.

OTHER FACTORS

Any regulation or elimination of interchange fees could have a material adverse impact on our results of operations.

We have the potential to earn interchange fees each time one of our cardholders uses our signature based card to buy products or services at a POS device. There have been efforts by various legislative bodies and associations to reduce interchange fees. This would have an immediate, negative impact on future revenue from the use of our cards.

If our computer network and data centers were to suffer a significant interruption, our business and customer reputation could be adversely impacted and result in a loss of customers.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer network systems and data centers. Any significant interruptions could severely harm our business and reputation and result in a loss of customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent a system failure, we cannot be certain that our measures will be successful and that we will not experience system failures. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

We may be unable to protect our intellectual property rights, which could have a negative impact on our results of operations

Despite our efforts to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property rights, or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We rely on a combination of trademark and copyright laws, trade secret protection, and confidentiality and license agreements to protect our trademarks, software and know-how. We have also applied for patent protection on some features of our newer products. We may find it necessary to spend significant resources to protect our trade secrets and monitor and police our intellectual property rights.

Third parties may assert infringement claims against us in the future. In particular, there has been a substantial increase in the issuance of patents for Internet-related business processes, which may have broad implications for all participants in Internet commerce. Claims for infringement of these patents are becoming an increasing source of litigation. If we become subject to an infringement claim, we may be required to modify our products, services and technologies or obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm our business and operating results. In addition, future litigation relating to infringement claims could result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent our use of certain of our products, services or technologies.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

          We cannot provide our investors with any assurance that our common stock will continue to be traded on the OTC Bulletin Board or, if traded, that a public market will continue. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not continue, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Because we can issue additional common shares, purchasers of our common stock may experience further dilution.

          We are authorized to issue up to 35,000,000 common shares, of which 5,321,110 are issued and outstanding as of August 31, 2007. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Because our officers, directors and principal shareholders control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

          Our officers and directors, in the aggregate, beneficially own approximately 54% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

          Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. As a result of our SB-2 registration statement in May 2007, a substantial number of our shares of common stock which have been issued has become available for immediate which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements required by this item are incorporated herein by reference to the financial statements beginning on Page F-1 immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

          All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael Dodak(3)	Chairman and Chief Executive Officer	60	October 23, 2006

Don Headlund(1)	Chief Financial Officer, Treasurer and Director	74	March 31, 2006

Joseph Tumbarello(6)	Chief Operating Officer	50	June 1, 2007

David Fann(4)	Director and President	52	October 23, 2006

Victoria Vaksman(5)	Executive Vice President and Director	53	October 24, 2006

Michele D. Mauro(8)	Director	37	November 15, 2007

Pierre Besuchet(7)	Director	75	May 17, 2007

Paul Cox(2)	Director	44	January 24, 2006

(1) Don Headlund was appointed as our President, Chief Executive Officer, Chief Financial Officer and director as of March 31, 2006. He resigned as Chief Executive Officer on October 23, 2006. He became our Treasurer as of August 8th, 2006.

(2) Paul Cox was appointed as a director on January 24, 2006 and as our President, Secretary and Treasurer on January 25, 2006.. He resigned as President and Secretary on March 31, 2006. He resigned as Treasurer as of August 8th, 2006.

(3) Michael Dodak was appointed as a director on January 24, 2006, resigned as a director as of March 31, 2006 and was reappointed as a director on October 23, 2006. He was appointed as our CEO on October 23, 2006.

(4) David Fann was appointed as a director on January 24, 2006, resigned as a director as of March 31, 2006 and was reappointed as a director on October 23, 2006.. He became President and Secretary on October 23, 2006.

(5) Victoria Vaksman was appointed as a director on October 24, 2007 and became Executive Vice President for Europe, the Middle East and Africa on March 31, 2007.

(6) Joseph Tumbarello was hired as our COO on June 1, 2007.

(7) Pierre Besuchet was appointed as a director on May 7, 2007

(8) Michele D. Mauro was appointed as a director on November 15, 2007

Business Experience

          The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Michael Dodak - Chief Executive Officer and Chairman of the Board

Mr. Dodak served as CEO and Chairman of the Board of Global Axcess Corp, a publicly traded company from October 2001 until September 2006 where he was responsible for the day-to-day operations of the Company. Global Axcess Corp was an independent operator and owner of automated teller machines through out the U.S. Prior to joining the Company, Mr. Dodak was Chief Executive Officer of Nationwide Money Services, Inc., an independent ATM network operator and services provider that was sold by First Data Corporation to Global Axcess Corp in June 2001. Mr. Dodak joined Nationwide Money Services, Inc. as a controller in early 1996. He assumed the various duties of a controller including the production of financial statements, budgets, and the development of the Money Services, Inc. database. In June 1997 he was promoted to CEO. He has Bachelor of Arts and MBA degrees from the University of California Los Angeles.

Don Headlund - Chief Financial Office and Director

From July 1991 to February 2006, Mr. Headlund served as an officer of Cardservice International, Inc., first as Chief Financial Officer and later as President from June 2000 to February 2006. Prior to that, he served as President, Chief Executive Officer and director of Malibu Savings Bank from April 1988 until February 1991. Prior to 1988, Mr. Headlund was employed with Valley Federal Savings Bank for 20 years serving in a variety of positions including President, Chief Executive Officer and director. Mr. Headlund is a former captain in the United States Air Force. Mr. Headlund received a Bachelor of Arts degree in economics and finance from Occidental College in Los Angeles, California in June 1995 and a graduate degree in Banking from The Institute of Financial Education at Indiana University in August 1980.

Joe Tumbarello-- Chief Operating Officer

Mr. Tumbarello has extensive experience in transaction processing in the Healthcare, Merchant Acquiring and Prepaid Card issuing business. Joe has over 30 years in financial transaction industry, as well as holding key executive positions with First Data Corp, Cardservice International, Viacom and Time Warner.

David Fann - President and Director

Mr. Fann served as President and Director of the Global Axcess Corp, a publicly traded company since January of 2002 until September of 2006. While at Global Axcess Corp Mr. Fann was responsible for equity and debt financings totaling over $17 million and was responsible for investor relations. Prior to joining Global Axcess Corp Mr. Fann was the Chief Executive Officer and Chairman of the Board of TeraGlobal, Inc., a publicly traded company, from September 1998 through September 2000. He was president of TechnoVision Communications, Inc., a subsidiary of TeraGlobal, from November of 1995 to September 2000. He co-founded Totally Automated Systems Communications, a Unix-based communications company, and acted as Vice President of that company.

Victoria Vaksman - Executive Vice President and Director

From September 2005 Mrs. Vaksman had been Managing Director of Omtool Europe, a UK based subsidiary of Omtool Ltd (NASDAQ: OMTL). Omtool is a provider of document-routing solutions and services that enable organizations to manage the capture, process, and delivery of mixed-mode documents. In May 2000 Mrs. Vaksman was Business Development Director and then Chief Executive Officer of Tilos, an independent Software Development Company which specialized in provision of BPM, Document Management and Business Intelligence Solutions for the financial sector. In January 1996, she founded and was Managing Director for Shared Objectives, a consulting and systems integration company. In February 1997, she joined the Board of BSW DATA, a privately owned software development company and a shareholder in Shared Objectives and was responsible for the expansion of both companies into the financial sector. BSW DATA and Shared Objectives were sold in December 1999 to DiData, an IT group trading on the London Stock exchange. From 1994 until 1996 Mrs. Vaksman worked as a Principal Consultant at Denel Informatics, and developed a commercial division focusing on provision of IT based business solutions for the Financial Sector. Mrs. Vaksman has a versatile international experience set and worked with multicultural teams in Europe, South Africa and Middle East. Mrs. Vaksman has an MS in Economics from the State Polytechnic University of St. Petersburg.

Pierre Besuchet - Director

Mr. Besuchet is a director of Faisal Private Bank (Switzerland) SA. Previously he held senior management positions with various banks including UBS, Credit Suisse and Banque National de Paris2004-present.

Michele D. Mauro - Director

Mr. Mauro was the Managing Director for Yes Money SpA., Director Trans Ferry SpA, Managing Director for Yes Benelux BV, Managing Director for Yes Deutschland GmbH and Yes Prague Sro. During the years from 2002 to 2004 he was the Managing Director for PricewaterhouseCoopers in Milan, Private Equity Transactions and PricewaterhouseCoopers in London, Italian Private Equity Desk. From 1996 to 2000 he was the Director of PricewaterhouseCoopers in Milan, Transaction Services. In 1993 Mr. Besuchet earned the Finance and Economics degree from the Università Cattolica in Milan. Mr. Mauro also has earned his EMBA from Columbia University, New York.

Paul Cox - Director

Mr. Cox brings to our company a diverse and successful background as an entrepreneur with experience in startup; rapid growth; corporate and public company leadership and management; transaction structuring; business, technology and product development; and specific experience in the financial transaction services industry. Mr. Cox is currently a director and officer of New Power Systems Corp., a company involved in the renewable energy sector which Mr. Cox founded in August 2005. From October 2003 to June 2005, Mr. Cox was founder and Chief Executive Officer to EP&T Corp., a Florida based company marketing debit cards and related services to financial services companies. In late 2001 he was cofounder of RadioWeb Communications Inc and was their President and member of the board of directors until April 2003. Prior to that, he was a member of the board of directors, President and cofounder of NASDAQ OTC then National traded TeraGlobal Communications Corp from 1998 to June 2001. In 1989, Mr. Cox obtained a Bachelors Degree in International Relations and Economics from the University of British Columbia.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all officers, directors and employees of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following summarizes compensation paid by us with respect to the fiscal year ended August 31, 2007 for the Chief Executive Officer and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended August 31, 2007.

Summary Compensation

          No executive officer of our company or our subsidiary received a compensation during the period for salary and bonus that exceeded $100,000 from the inception date of our company to our fiscal year ended August 31, 2007.

Stock Options and Stock Appreciation Rights

          During the fiscal year ending August 31, 2007, we granted 550,000 performance based stock options to Joe Tumbarell, which are to vest over certain performance measures. We did not grant any stock options or stock appreciation rights to any other of our directors or officers.

Compensation of Directors

          We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director for the period from January 24, 2006, the date of inception, to August 31, 2007.

          We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

          We have the following employment contracts with the named executive officers:

Joseph Tumbarello - Received an employment contract effective June 1, 2007 for the position of Chief Operating Officer. In the agreement there is an initial salary level of $170,000 annually, a bonus of 100,000 shares of the Company’s common stock, vesting over two years and 550,000 stock options vesting on a performance schedule yet to be determined..

Victoria Vaksman -- Received an employment contract effective March 31, 2007 for the position of EVP and Director. In the agreement there is an initial salary level of BP’s 93,000 annually, for not less than three years, a bonus of 380,000 shares of the Company’s common stock and other performance bonuses to be determined.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Pension, Retirement or Similar Benefit Plans

          There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 25, 2007:

• by each person who is known by us to beneficially own more than 5% of our common stock;

• by each of our officers and directors; and

• by all of our officers and directors as a group.

Name	Number	Percent (1)
Mike Dodak	634,000	9.43%
David Fann	634,000	9.43%
Don Headlund	434,000	6.46%
Paul Cox	634,000	9.43%
Joseph Tumbarello	100,000	1.49%
Victoria Vaksman	600,000	8.93%
Pierre Besuchet	600,000	8.93%

(1) office address located at 818 A1A North, Suite 201, Pote Vedra Beach, FL 32082

All executive officers and directors as a group (10 persons)	3,636,000	54.09%

Other 5% owners:
Harold Gear (2)	350,000	5.21%
Trans Ferry (3)	500,000	7.44%

(2) 2558 Admirals Walk Dr., S., Orange Park, FL 32073
(3) Via Bressani, 4/C 29017, Florenzuola D'Arda, Italy	850,000	12.64%

The securities “beneficially owned" by a person are determined in accordance with the definition of “beneficial ownership” set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days of November 25, 2007 pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

(1)	Based on 6,722,495 shares of common stock outstanding as of November 25, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of their ownership thereof and changes in that ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2007, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2007, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as listed below, since inception on January 24, 2006, we have not been a party to any transaction, proposed transaction, or series of transactions involving amounts in excess of $60,000, in which, to our knowledge, any of our directors, officers, any nominee for election as a director, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

On November 10, 2006, we entered into an agreement to guarantee a loan made by our vice president David Fann, Mike Dodak and Paul Cox to Transaction Data Management Inc., a company in which we hold a 50% interest.  We agreed to guarantee each loan of $18,700 with 25,000 shares of our common stock. The form of the loan agreement is attached as an exhibit to this annual report. The loans were all paid and the agreements are now completed with no outstanding obligations

ITEM 13. EXHIBITS

(a) INDEX TO EXHIBITS
Exhibit Number	Exhibit Description Herewith
3.1	Articles of Incorporation - Restated and Amended August 15, 2007 (Incorporated by reference to form 8-K filed with the SEC on August 16, 2007)

3.2	ByLaws of FundsTech Corp. - As Amended (Incorporated by reference to form SB-2 filed with the SEC on November 8, 2006)

20.1	Loan Guarantee Agreement with Transaction Data Management Inc., dated as of November 10, 2006 (Incorporated by reference to SB-2/A filed with the SEC on January 12, 2007)

31.1	Certification of the Chief Executive Officer of FundsTech Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of FundsTech Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of FundsTech Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of FundsTech Corp, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

Audit Fees. The aggregate fees billed by L.L. Bradford, LLC for professional services rendered for the audit of the Company's annual financial statements for the years ended August 31, 2007 and 2006 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal year 2007 were $25,420. Total unbilled fees by L.L. Bradford, LLC, for professional services rendered for the audit of the Company's annual financial statements for the years ended August 31, 2007 and 2006 were none.

Audit Related Fees. The Company did not engage L.L. Bradford, LLC to provide professional services to the Company regarding audit related fees during the fiscal years ended August 31, 2007 and 2006.

Tax Related Fees. During the fiscal years ended August 31, 2007 and 2006, there were no fees billed by L.L. Bradford, LLC for tax related services.

All Other Fees. There were no fees billed by L.L. Bradford, LLC for services rendered to the Company during the fiscal years ended August 31, 2007 and 2006 other than the services described under "Audit Fees" and “Audit Related Fees” above.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUNDSTECH CORP.

By:	/s/ MICHAEL DODAK
Michael Dodak
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 25th day of November, 2007.

Signature	Title
/s/Michael Dodak
Michael Dodak	CEO, Chairman

/s/David Fann
David Fann	President, Secretary and Director

/S/ Don Headlund
Don Headlund	Chief Financial Officer and Chief Accounting Officer

/S/ Victoria Vaksman
Victoria Vaksman	EVP, Director

//S/ Paul Cox
Paul Cox	Director

/S/Michelle D. Mauro
Michelle D. Mauro	Director

/S/Pierre Besuchet
Pierre Besuchet	Director

FINANCIAL STATEMENTS

 Our financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles of the United States.

          The following financial statements pertaining to our company are filed as part of this registration statement:

          Audited financial statements for the period from January 24, 2006, the date of inception, to August 31, 2007:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FundsTech Corp
(A Development Stage Company)
Ponte Vedra, Beach, Florida

We have audited the accompanying balance sheet of FundsTech Corp (A Development Stage Company) as of August 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the period from January 24, 2006 (inception) through August 31, 2006 and for the period from January 24, 2006 (inception) through August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over the financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FundsTech Corp as of August 31, 2007, and the results of its operations and cash flows for the period from January 24, 2006 (inception) through August 31, 2006 and for the period from January 24, 2006 (inception) through August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L.L. Bradford & Company, LLC
November 25, 2007
Las Vegas, Nevada

FUNDSTECH CORP.
(a Development Stage Enterprise)

BALANCE SHEET

August 31, 2007

ASSETS
Current Assets
Cash	$34,238
Prepaid expenses and other current assets	14,135
Total current assets	48,373

Fixed assets	9,045
Total assets	$59,418

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accrued payables	$69,339
Total current liabilities	69,339

Commitments and contingencies	-

Stockholders’ equity
Preferred stock; $0.001 par value: 5,000,000 shares
authorized; no shares issued and outstanding	-
Common stock $0.001 par value: 35,000,000 shares
authorized; 5,321,110 shares issued and outstanding	5,321
Stock payable	149,900
Additional paid-in capital	2,630,991
Accumulated deficit	(2,798,133)
Total stockholder’s equity	(11,921)

Total liabilities and stockholders’ equity	$59,418

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)

STATEMENT OF OPERATIONS

	For the Year Ending	from January 24, 2006 (inception) to	from January 24, 2006 (inception) to
	August 31, 2007	August 31, 2006	August 31, 2007
Service revenues	$33,030	$25,000	58,030
Cost of services sold	50,324	2,000	52,324
Gross profit(loss)	(17,294)	23,000	5,606

Operating Expenses:
Bad debt expense	17,000	-	17,000
General and administrative	2,722,971	63,868	2,786,839
Total operating expense	2,739,971	63,868	2,803,839

Loss before provision for income tax	(2,757,265)	(40,868)	(2,798,133)

Provision for income tax	-	-	-

Net loss	($2,757,265)	($40,868)	($2,798,133)

Basic and fully diluted loss per share	($0.05)	($ 0.01)	($0.77)

Basic and fully diluted weighted average common shares
Outstanding	4,316,930	2,838,348	3,641,309

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Payable	Accumulated Deficit	Total Stockholders' Equity
Balances, January 24, 2006 (Inception)	-	$-	$-	$-	$-	$-

Issuance of stock for services	2,536,000	2,536	26,354	-	-	28,890

Issuance of common stock for cash:
At $0.33 per share	363,636	364	11,636	-	-	12,000
At $0.30 per share	466,666	467	139,533	-	-	140,000
At $0.40 per share	112,500	112	44,888	-	-	45,000

Net loss	-	-	-	-	(40,868)	(40,868)
Balances, August 31, 2006	3,478,802	3,479	222,411	-	(40,868)	185,022

Issuance of stock payable for cash:
At $1.00 per share	-	-	-	250,000	-	250,000

Net loss	-	-	-	-	(161,250)	(161,250)
Balances, November 30, 2006	3,478,802	3,479	222,411	250,000	(202,118)	273,772

Issuance of common stock for cash and stock payable:
At $1.00 per share	630,000	630	629,370	(250,000)	-	380,000

Net loss	-	-	-	-	(197,580)	(197,580)
Balances, February 28, 2007	4,108,802	4,108.6	851,781.0	-	(399,698.0)	456,191.6

Issuance of stock for services	820,308	820	1,265,042	-	-	1,265,862

Issuance of common stock for cash:
At $1.00 per share	200,000	200	199,800	-	-	200,000

Net loss	-	-	-	-	(1,425,325)	(1,425,325)
Balances, May 31, 2007	5,129,110	5,129	2,316,623	-	(1,825,023)	496,729

Issuance of stock for services	192,000	192	314,368	-	-	314,560

Issuance of stock payable for cash:
At $1.00 per share	-	-	-	149,900	-	149,900

Net loss	-	-	-	-	(973,110)	(973,110)
Balances, August 31, 2007	5,321,110	$5,321	$2,630,991	$149,900	$(2,798,133)	$(11,921)

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)

STATEMENT OF CASH FLOWS

2006	For the year ended August 31, 2007	For Period from January 24, 2006 (inception) to August 31, 2006	For Period from January 24, (inception) to August 31, 2007
Cash flows from operating activities:
Net loss for the period	($2,757,265)	$(40,868)	($2,798,133)
Adjustments to reconcile net income to net cash used by operating activities:
Bad debt	17,000	—	17,000
Non-cash stock compensation	1,580,422	28,890	1,609,312
Depreciation	1,309	—	1,309
Write off of investment	376,000	—	376,000
Change in operating assets and liabilities:
Change in prepaid expenses and other assets	(14,135)	—	(14,135)
Change in accrued liabilities	68,501	838	69,339
Change in accounts receivable	(7,000)	(10,000)	(17,000)
Net cash used by operating activities	(735,167)	(21,140)	(756,307)

Cash flow from investing activities:
Investment in Transaction
Data Management, Inc.	(375,000)	—	(375,000)
Loan to Transaction Data Management, Inc.	(1,000)	—	(1,000)
Purchase of fixed assets	(10,354)	—	(10,354)
Net cash used by investing activities	(386,354)	—	(386,354)

Cash flow from financing activities:
Proceeds from issuance of common stock
and stock payable	979,900	197,000	1,176,900
Net cash provided by financing activities	979,900	197,000	1,176,900

Increase (decrease) in cash	(141,622)	175,860	34,238

Cash, beginning of period	175,860	0	0
Cash, end of period	$34,238	$175,860	$34,238

Cash paid for interest	$0	$0	$0

Cash paid for taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

Funds Tech Corp. (the "Company"), which is considered to be a development stage enterprise as defined in Financial Accounting Standards Board Statement No. 7., was incorporated under the laws of the state of Delaware on January 24, 2006. The Company’s year end is August 31st.

We are headquartered in Ponte Vedra Beach, Florida.

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

Inventories

There are no inventories items as of this date.

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

Long-Lived Assets and Impairment

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. During the year ended August 31, 2007, we had no Long Lived Assets.

Net Earnings or (Loss) Per Share

We compute net earnings or loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net earnings or loss per share is computed by dividing the net earnings or loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net earnings or loss per share is computed by dividing the net earnings or loss for the period by the number of common and common equivalent shares outstanding during the period (we currently have no common stock equivalent shares which arise from the issuance of options and warrants).

Stock - Based Compensation

We account for equity instruments issued to employees for services based on the intrinsic value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123 “Accounting for  Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No 25, “ Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statements of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The company has adopted SFAS 123R. following the modified prospective method. As of August 31, 2007 we have granted stock options, however they have not yet vested.

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

For the period January 24, 2006 (inception) to August 31, 2006, the Company incurred net operating losses in an amount exceeding the net income. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset. At August 31, 2007, the Company had approximately $2,803,000 of federal and state net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2024. The components of the Company’s deferred tax asset are as follows:

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets at August 31, 2007 will not be fully realizable.

Recent Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 , to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , to permit fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets , to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance on the definition of fair value, methods to measure fair value, and expanded disclosures of fair value. SFAS No. 157 is effective as of the first interim or annual reporting period that begins after November 15, 2007. Accordingly, the Company will adopt SFAS No. 157 in its quarter ending November 30, 2007. The Company is currently evaluating the provisions of SFAS No. 157 and has not yet determined the impact, if any, that SFAS No. 157 will have on its financial statement presentation or disclosures.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, this statement will have on our financial statements.

NOTE 2 - GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred minimal profits from operations since our inception, and at the present time, we anticipate that we may exhaust our current cash resources. In addition, we expect to have ongoing requirements for capital investment to implement our business plan. As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 3 - PRIVATE PLACEMENTS OF COMMON STOCK

During the fiscal year ending August 31, 2007 we sold 979,900 shares of common stock through private placements, which raised approximately $979,900, of which there are still 149,900 common shares to be issued and is stock payable in the amount of $149,900.

          On October 24, 2006, we issued an aggregate of 250,000 units of our common stock to one subscriber at an offering price of $1.00 per unit for gross offering proceeds of $250,000. We issued the units to the subscriber as accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $1.25 per share.

In December 2006, we issued an aggregate of 380,000 units of our common stock to seven subscribers at an offering price of $1.00 per unit for gross offering proceeds of $380,000 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $1.25 per share.

In May 2007, we issued an aggregate of 200,000 units of our common stock to seven subscribers at an offering price of $1.00 per unit for gross offering proceeds of $200,000 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $1.25 per share.

In August 2007, we sold an aggregate of 149,900 units of our common stock to seven subscribers at an offering price of $1.00 per unit for gross offering proceeds of $149,900 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $1.25 per share. These shares are to be issued in a subsequent month.

NOTE 4 - COMMITMENTS AND OBLIGATIONS

The Company has the following office rent arrangements:

A 12 month lease from January 1, 2007 to December 31, 2007 the Company pays $1,590 monthly.

Rent expense through August 31, 2007 is $12,675.

Remainder under lease obligation is $6,360.

NOTE 5 - WRITE OFF OF INVESTMENT IN TRANSACTION DATA MANAGEMENT, INC.

As of August 31, 2007, the Company has decided to write off the full balance of their investment in Transaction Data Management, Inc. (TDM) and the $1,000 note receivable due from TDM, due to non-performance under the joint venture agreement with Information Services Group, Inc. On October 02, 2007 we filed a lawsuit in Dallas, Texas for breach of contract against Information Services Group, Inc and it’s owner, Ken Blow. We have asked for specified damages of $438,090 as well as additional unspecified damages.

NOTE 6 - SUBSEQUENT EVENTS

On September 25, 2007, FundsTech Corp announced that a South African Bank has signed an Agreement in Principal to sponsor the issuance of co-branded cards in South Africa with FundsTech’s Strategic Partner Symelation.

On October 02, 2007 we filed a lawsuit filed in Dallas, Texas for breach of contract against Information Services Group, Inc and it’s owner, Ken Blow. We have asked for specified damages of $438,090 as well as additional unspecified damages.

October 23, 2007 the Company announced that it signed an exclusive agreement with Yes!Money (a subsidiary of Trans Ferry Group), a European privately held corporation to jointly distribute prepaid card programs throughout Europe. Yes!Money is currently issuing prepaid cards in Europe and has developed a substantial base of cardholders. The agreement defines the way FundsTech and Yes!Money will cooperate on the European market and includes a sizable investment by Trans Ferry Group into FundsTech as well as one seat on the board of FundsTech.

In November 2007, we issued an aggregate of 1,041,385 units of our common stock to six subscribers at an offering price of $1.25 for gross offering proceeds of approxiamately $1,300,000 of which 840,000 units were sold in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933 and 200,000 units to accredited investor relying on Rule 506 of Regulation D. The units were comprised of one share of the common tock of our company and one common share purchase warrant. Each share purchase warrant may be excercised at any time within 24 months of the sale of the units at an exercise price of $1.75 per share. If the subscriber choose to exercise all of their warrants, we may receive up to $1,820,000 in additional proceeds.

Michele D. Mauro was appointed as a director on November 15, 2007.

On November 21, 2007, FundsTech Corp entered into a Software License Agreement with World Processing, Ltd to allow FundsTech to provide a software platform for electronic payment and transaction processing.