Form 10QSB
period 2007-11-30
FUNDSTECH CORP
filed 2008-01-14
CIK 1369748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

COMMISSION FILE NUMBER 333-138512

FUNDSTECH CORP.
(Exact name of registrant as specified in its charter)

Delaware	6099	51-0571588
(State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

Michael Dodak, Chief Executive Officer
818 A1A North
Suite 201
Ponte Vedra Beach, Florida 32082

(904) 273-2702
(Address and telephone number of registrant's principal executive offices)

 (Name, address and telephone number of agent for service)

Copy of communications to:
Gregory Sichenzia, Esq.
Stephen M. Fleming, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Flr.
New York, New York 10006
(212) 930-9700
(212) 930-9725 (fax)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 9, 2008, the Company had outstanding 14,297,990 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5.	OTHER INFORMATION	22

ITEM 6.	EXHIBITS	22

	SIGNATURES	23

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Form SB-2 Registration Statement (333-138512). When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUNDSTECH CORP.
(a Development Stage Enterprise)
BALANCE SHEET
(Unaudited)
November 30, 2007

ASSETS
Current Assets
Cash	$221,353
Prepaid expenses and other current assets	16,984
Total current assets	238,337

Fixed assets, net of accumulated depreciation of $2,083	8,271
Deposit on software license	750,000
Total assets	$996,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued payables	$100,958
Total current liabilities	100,958

Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock $0.001 par value: 100,000,000 shares authorized; 13,244,990, shares issued and outstanding	13,245
Common stock payable	25,000
Additional paid-in capital	4,032,199
Accumulated deficit	(3,174,794)
Total stockholders’ equity	895,650

Total liabilities and stockholders’ equity	$996,608

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	from January 24, 2006 (inception) to
	November 30, 2007	November 30, 2006	November 30, 2007

Revenues	$5,000	$15,000	63,030
Cost of revenues	3,500	50,000	55,824
Gross profit(loss)	1,500	(35,000)	7,206

Operating Expenses:
Bad debt expense	-	17,000	17,000
General and administrative	378,161	109,250	3,165,000
Total operating expense	378,161	126,250	3,182,000

Loss before provision for income tax	(376,661)	(161,250)	(3,174,794)

Provision for income tax	-	-	-

Net loss	$(376,661)	$(161,250)	$(3,174,794)

Basic and fully diluted loss per share	$(0.03)	$(0.03)	$(0.40)

Basic and fully diluted weighted average common shares Outstanding	11,858,324	6,091,414	7,906,578

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)
STATEMENT OF CASH FLOWS
(Unaudited)

	Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity

Balances, January 24, 2006 (Inception)	-	$-	$-	$-	$-	$-

Issuance of stock for services	5,072,000	5,072	23,818	-	-	28,890

Issuance of common stock for cash:
At $0.165 per share	727,272	727	11,273	-	-	12,000
At $0.15 per share	933,332	933	139,067	-	-	140,000
At $0.20 per share	225,000	225	44,775	-	-	45,000

Net loss	-	-	-	-	(40,868)	(40,868)

Balances, August 31, 2006	6,957,604	6,958	218,932	-	(40,868)	185,022

Issuance of stock payable for cash:
At $0.50 per share	-	-	-	250,000	-	250,000
Net loss	-	-	-	-	(161,250)	(161,250)

Balances, November 30, 2006	6,957,604	6,958	218,932	250,000	(202,118)	273,772

Issuance of common stock for cash and stock payable:
At $0.50 per share (net of offering costs of $25,000)	1,260,000	1,260	603,740	(225,000)	-	380,000

Net loss	-	-	-	-	(197,580)	(197,580)

Balances, February 28, 2007	8,217,604	8,218	822,672	25,000	(399,698)	456,192

Issuance of stock for services	1,640,616	1,641	1,264,221	-	-	1,265,862

Issuance of common stock for cash:
At $0.50 per share	400,000	400	199,600	-	-	200,000

Net loss	-	-	-	-	(1,425,325)	(1,425,325)

Balances, May 31, 2007	10,258,220	10,258	2,286,494	25,000	(1,825,023)	496,729

Issuance of stock for services	384,000	384	314,176	-	-	314,560

Issuance of stock payable for cash:
At $0.50 per share	-	-	-	149,900	-	149,900

Net loss	-	-	-	-	(973,110)	(973,110)

Balances, August 31, 2007	10,642,220	10,642	2,600,670	174,900	(2,798,133)	(11,921)

Issuance of stock for services	22,770	23	14,209	-	-	14,232

Issuance of stock for shares payable	300,000	300	149,600	(149,900)	-	-

Issuance of common stock for cash:
At $0.50 per share (net of offering costs of $25,000)	200,000	200	74,800	-	-	75,000

Issuance of common stock for cash:
At $0.625 per share (net of offering costs of $105,000)	2,080,000	2,080	1,192,920	-	-	1,195,000

Net loss	-	-	-	-	(376,661)	(376,661)
Balances, November 30, 2007 (Unaudited)	13,244,990	$13,245	$4,032,199	$25,000	$(3,174,794)	$895,650

The accompanying notes are an integral part of these financial statements.

FUNDSTECH CORP.
(a Development Stage Enterprise)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006	from January 24, 2006 (inception)to November 30, 2007

Cash flows from operating activities:
Net loss for the period	$(376,661)	$(161,250)	$(3,174,794)
Adjustments to reconcile net income to net cash used
by operating activities:
Bad debt	-	17,000	17,000
Non-cash stock compensation	14,232	-	1,623,544
Depreciation	774	-	2,083
Write off of investment	-	-	376,000
Change in operating assets and liabilities:
Change in prepaid expenses and other assets	(2,849)	-	(16,984)
Change in accrued liabilities	31,619	7,931	100,958
Change in accounts receivable	-	(10,000)	(17,000)
Net cash used by operating activities	(332,885)	(146,319)	(1,089,193)

Cash flow from investing activities:
Investment in Transaction
Data Management, Inc.	-	(310,000)	(375,000)
Loan to Transaction Data Management, Inc.	-	-	(1,000)
Deposit on software license	(750,000)	-	(760,354)
Net cash used by investing activities	(750,000)	(310,000)	(1,136,354)

Cash flow from financing activities:
Bank overdraft	-	34,835	-
Proceeds from issuance of common stock and stock payable	1,270,000	250,000	2,446,900
Net cash provided by financing activities	1,270,000	284,835	2,446,900

Increase (decrease) in cash	187,115	(171,484)	221,353

Cash, beginning of period	34,238	175,860	0
Cash, end of period	$221,353	$4,376	$221,353

Cash paid for interest	$0	$0	$0
Cash paid for taxes	$0	$0	$0

Schedule of non-cash financing activities:

Issuance of common stock in
satisfaction of stock payable	$149,900	-	$149,900

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

Property and Equipment

Property and equipment is stated at cost. Major additions will be capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, will be expensed as incurred. Depreciation and amortization will be provided using the straight-line method over the assets' estimated useful lives, which will range from three to ten years.

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123 “Accounting for Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statements of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The company has adopted SFAS 123R. following the modified prospective method. As of November 30, 2007 we have granted stock options, however they have not yet vested under certain performance measures yet to be determined.

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

For the period January 24, 2006 (inception) to November 30, 2007, the Company had approximately $3,175,000 of federal and state net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2024. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets at November 30, 2007 will not be fully realizable.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation.

Retroactive Restatement

The current and prior year balances have been retroactively restated to present the 2 for 1 stock split effective on January 7, 2008.

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

NOTE 2 - GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations since our inception, and at the present time, we anticipate that we will exhaust our current cash resources in the third quarter of fiscal 2008. In addition, we expect to have ongoing requirements for capital investment to implement our business plan. As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 3 - DEPOSIT ON SOFTWARE LICENSE AGREEMENT

On November 21, 2007, FundsTech made a down payment and entered into a Software License Agreement (the “License”) with World Processing, Ltd to allow FundsTech to provide a software platform for electronic payment and transaction processing. The License will be depreciated over 7 years, when the application has started to process transactions. There will be additional payments due of $750,000, over a certain period of time with interest, due when the license is certified to process transactions over certain financial networks. Under the License agreement there are royalties to be paid when certain transaction volumes are met.

NOTE 4 - PRIVATE PLACEMENTS OF COMMON STOCK

In September, 2007, we issued an aggregate of 200,000 units of our common stock to one subscriber at an offering price of $0.50 per unit for proceeds of $75,000, net of $25,000 in offering costs, and the issuance of 300,000 shares towards common stock payable of $149,900, net of $100 offering cost. We issued the units to the subscriber as accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share.

In November 2007, we issued an aggregate of 2,080,000 units of our common stock to seven subscribers at an offering price of $0.625 per unit for proceeds of $1,195,000, net of $105,000 in offering costs, in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.75 per share.

NOTE 5 - COMMITMENTS AND OBLIGATIONS

The Company has the following office rent arrangements:

The Company pays $1,590 monthly pursuant to a 12 month lease from January 1, 2007 to December 31, 2007.

Rent expense for the three months ending November 30, 2007 is $4,209.

The Company moved its corporate address location and has signed a new lease agreement on a 26 month basis starting November 1, 2007 and continuing through January 31, 2009. The monthly lease amount for the new lease is $4,188.

Remainder under prior lease obligation is	$1,590

Lease obligation under the current lease is as follows:
Remainder under lease obligation through August 2008	37,688
Fiscal year ended August 2009	50,250
Fiscal year ended August 2010	20,938
Subtotal current lease obligation	108,876

Total lease obligation	$110,466

NOTE 6 - SUBSEQUENT EVENTS

The Company filed a Certificate of Amendment to its Certificate of Incorporation (“Amendment”) with the Secretary of State of the State of Delaware that was effective January 7, 2008. The Amendment was filed to effect a forward split of the issued and outstanding common shares of the Company, whereby every share of common stock held was exchanged for two shares of common stock.  The Company also increased the authorized shares from 70,000,000 to 100,000,000 shares of common stock.

During December 2007, the Company increased external board members shares to 200,000 each. Therefore 300,000 shares were issued as follows:

Michele Di Mauro was issued 200,000 shares and Pierre Besuchet was issued 100,000 shares, in addition to Mr. Besuchet’s already issued 100,000 shares.

The Company also issued 303,000 shares for services rendered during December 2007.

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

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements. Such can be found in the Risk Factor section which appears in the form SB-2 and our recently filed 10KSB, which was filed with the United States Securities & Exchange Commission on January 8, 2007 and November 14, 2007, respectively.

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

The financial information set forth in the following discussion should be read with the financial statements of the Company included elsewhere herein and with previously reported form 10KSB.

Recent Developments

The Company filed a Certificate of Amendment to its Certificate of Incorporation (“Amendment”) with the Secretary of State of the State of Delaware that was effective January 7, 2008. The Amendment was filed to effect a forward split of the issued and outstanding common shares of the Company, whereby every share of common stock held was exchanged for two shares of common stock.

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

We believe the following are the critical accounting policies used in the preparation of our financial statements:

Revenue Recognition

In general, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, initiation fee revenue for our stored value cards are recognized when shipped, transaction fee revenue is recognized when the transaction is recorded, maintenance and financial float fees revenue are recognized when the products are used. For the period ended November 30, 2007, income was generated from the issuance of debit cards. Cards are sold as a product and recognized when produced and shipped. Costs of revenue is the production and shipping costs of the cards

Consulting fees are recognized as work is performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.

Stock - Based Compensation

We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Stock based compensation was determined using the fair value of the services performed due to the lack of historical fair value of the equity instruments.

Results of Operations for the Three Months Ended November 30, 2007 and 2006.

Revenue

Total revenues for the three month periods ended November 30, 2007 and 2006 were $5,000 and $15,000, respectively. In the three month period ended November 30, 2007 revenues were mainly generated through sale of cards. During the three month period ended November 30, 2006, revenues were mainly generated through consulting fees.

Cost of Revenue

Cost of revenues for the three month periods ending November 30, 2007 and 2006 was $3,500 and $50,000, respectively. The costs of revenues for the three month period ended November 30, 2007 was for card stock and for the three month period ending November 30, 2006, was payment to consultants.

Operating Expenses

Operating expenses for the three month periods ending November 30, 2007 and 2006 were $378,161 and $126,250, respectively. General and administration costs include personnel costs, office, legal, marketing and miscellaneous expenses.

Results of Operations

 The Company's loss after taxes and minority interest for the three month period ending November 30, 2007 and 2006 was $376,661 and $161,250, respectively.

Liquidity and Capital Resources

 Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. There is some substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue into the fiscal year ended August 31, 2008. Management projects that we may require an additional $1,500,000 to $2,000,000 to fund our operating expenditures for the next twelve month period. Projected capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period

Operating expenditures

Marketing	$50,000	$80,000
General and Administrative	$450,000	$600,000
Legal and Accounting	$90,000	$100,000
Working Capital	$150,000	$450,000
License Fees	$750,000	$750,000
Website Development Costs	$10,000	$20,000

Total	$1,500,000	$2,000,000

Our cash on hand as of November 30, 2007 and 2006 was $221,353 and $4,376, respectively. As of November 30, 2007 and 2006, we had positive working capital of $137,379 and negative working capital of $36,228, respectively. We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and increase market share. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our equity securities.

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

          To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. During our fiscal year ended August 31, 2007 we have generated $33,030 in revenue. During the three months ended November 30, 2007, we generated $5,000 in revenue. As of November 30, 2007, we had cash of $221,353 and working capital of $137,379. We may never generate positive cash flow from operations, including during the year that is to end August 31, 2008. We estimate that we will require between $1,500,000 and $2,000,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

           We have a limited operating history. Our operating activities since our incorporation on January 24, 2006 have consisted primarily of raising operating capital and marketing our products and services to prospective customers. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainties regarding our level of future revenues and our inability to budget expenses and manage growth and our inability to access sources of financing when required and at rates favorable to us. In addition, our company is faced with other risks more specific to our market industry which may affect our ability to, among other things:

• expand our subscriber base and increase subscriber revenues;

• attract licensing customers;

• compete favorably in a highly competitive market;

• access sufficient capital to support our growth;

• recruit, train and retain qualified employees;

• introduce new products and services; and

• upgrade network systems and infrastructures.

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

           We have generated limited revenues since our inception on January 24, 2006. Since we are still in the early stages of operating our company and because of our lack of operating history, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Between January 24, 2006 and our fiscal year ended August 31, 2006, we raised $197,000 through the sale of shares of our common stock. For the year ended August 31, 2007, we raised $979,900 through the sale of shares of our common stock. In the latest three month period ended November 30, 2007, we raised $1,270,000. Based upon current estimates, we estimate our average monthly operating expenses in the future to be approximately $10,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We can offer no assurance that we will be able to generate enough interest in our products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended August 31, 2007.

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

           Our company anticipates that the funds that were raised from fifty subscribers pursuant to private placements that were entered into between January 24, 2006 and November 30, 2007 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

• we incur delays and additional expenses as a result of technology failures;

• we are unable to create a substantial market for our products; or

• we incur any significant unanticipated expenses.

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

           In order for our company to generate sales, we have established relationships with two parties including card associations that sponsor our card products, banks that manufacture, issue and own the debit cards, processors responsible for accepting transaction information and keeping debit card accounts current, as well as contracts under which we provide management services and a contract with a distribution partner responsible for the distribution of the cards to their sales channels and client base, retail locations and POPs which provide sales and load locations. To date, we have entered into a supplier agreement with Global Cash Card Inc. to access transaction processing, association, network access and card accounts as well as selling us a license to install their processing platform worldwide excluding the U.S. We have not entered into any direct agreements with banks or POPs and have only entered into two distribution agreements as of November 30, 2007, however through our distributors we have access to four (4) sponsoring banks. We are in the process of establishing direct relationships with banks and POPs which complete the relationships necessary for our company to conduct business. If any material adverse event were to affect our relationship with any entity, including a significant decline in their financial condition or a material rise in the cost of their services, such an event could adversely affect our results of operations. Additionally, if our existing relationship with any entity deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternate entity at prices currently charged by such entities, our results of operations could be adversely affected. We have entered into an agreement in October 2007, with an additional distribution channel in Europe that indirectly brings us two additional sponsor banks.

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

          Any failure in the security and privacy measures of our company, or our suppliers and business partners, may have a material adverse effect on our business, financial condition and results of operations. Our company and our suppliers electronically transfer large sums of money and store large amounts of personal information about our customers, including bank account and debit card information, social security numbers and merchant account numbers. If we are unable to protect this information and a security or privacy breach results, the resulting breach may:

•	cause our customers to lose confidence in our services;

•	deter consumers from using our services;

•	harm our reputation and expose us to liability;

•	increase our expenses from potential remediation costs; and

•	cause service disruptions or cancellations.

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

Certain delays could cause loss of business opportunities and inhibit our growth.

           Delays in the development of our business plan could cause loss of opportunities. These delays could be in areas such as:

•	deployment of technology or systems;

•	obtaining POPs;

•	POPs becoming active;

•	interfacing with technology at the POPs;

•	adoption of technology;

•	revenue due to cards being activated;

•	revenue due to cards being used;

•	revenue due to training at the distribution level;

•	revenue due to training at the POPs level; or

• .	revenue due to bank processor approvals for card programs.

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

          Our systems could be overwhelmed or could fail for any number of reasons. We may not be able to conduct business, and may suffer obstacles in loading or processing transactions should the following circumstances occur:

•	a power or telecommunications failure;

•	human error; or

•	a fire, flood or other natural disaster.

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

          We are authorized to issue up to 100,000,000 common shares, of which 14,297,990 are issued and outstanding as of January 9, 2008. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

          Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. As a result of our SB-2 registration statement in May 2007, a substantial number of our shares of common stock which have been issued, may become available for immediate sale, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure (i) that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure and (ii) that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

ITEM 3AT. CONTROLS AND PROCEDURES

Not applicable.

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

Our directors, principal executive officers and control persons have not been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September, 2007, we issued an aggregate of 200,000 units of our common stock to one subscriber at an offering price of $0.50 per unit for proceeds of $75,000, net of $25,000 in offering costs, and the issuance of 300,000 shares towards common stock payable of $149,900, net of $100 offering cost. We issued the units to the subscriber as accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share.

In November 2007, we issued an aggregate of 2,080,000 units of our common stock to seven subscribers at an offering price of $0.625 per unit for proceeds of $1,195,000, net of $105,000 in offering costs, in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.75 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Michele D. Mauro was appointed as a director on November 15, 2007.

ITEM 6. EXHIBITS

a. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Amendment to the Certificate of Incorporation (1)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)  Incorporated by reference to the Form 8-K Current Report filed January 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of January 14, 2008 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUNDSTECH CORP.

By:	/s/ MICHAEL DODAK
Michael Dodak Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 14th day of January, 2008.

Signature	Title

/s/Michael Dodak Michael Dodak	CEO, Chairman

/s/David Fann David Fann	President, Secretary and Director

/S/ Don Headlund Don Headlund	Chief Financial Officer and Chief Accounting Officer

/S/ Victoria Vaksman Victoria Vaksman	EVP, Director

/S/ Paul Cox Paul Cox	Director

/S/Michelle D. Mauro Michelle D. Mauro	Director

/S/Pierre Besuchet Pierre Besuchet	Director