Form 10QSB
period 2008-02-29
FUNDSTECH CORP
filed 2008-04-15
CIK 1369748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

COMMISSION FILE NUMBER 333-138512

FNDS3000 CORP.
(Exact name of registrant as specified in its charter)

FUNDSTECH CORP.

(former name of registrant)

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
Stephen M. Fleming, Esq.
Law Offices of Stephen M. Fleming PLLC
110 Wall Street, 11 th Floor
New York, New York 10005
516-833-5034
516-977-1209 (fax)

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 10, 2008, the Company had outstanding 15,262,990 shares of its common stock, par value $0.001.

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

From time to time, representatives of FNDS3000, Corp. ("FNDS3000” or the ”Company") (f/k/a Fundstech Corp.) may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations. In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FNDS3000 CORP.
(f/k/a Fundstech Corp.)
(a Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET
(Unaudited)
February 29, 2008

ASSETS

Current Assets
Cash	$130,180
Prepaid expenses and other current assets	34,124
Total current assets	164,304

Fixed assets, net of accumulated depreciation of $10,674	102,618
Deposit on software license	750,000
Total assets	$1,016,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued payables	$52,636
Total current liabilities	52,636

Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares
authorized; no shares issued and outstanding	-
Common stock $0.001 par value: 70,000,000 shares
authorized; 14,297,990 shares issued and outstanding	14,298
Prepaid services paid in common stock	(67,500)
Common stock payable	400,000
Additional paid-in capital	4,789,396
Accumulated deficit	(4,169,108)
Accumulated other comprehensive loss	2,800
Total stockholders’ equity	964,286

Total liabilities and stockholders’ equity	$1,016,922

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000 CORP.
(f/k/a Fundstech Corp.)
(a Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 29, 2008	Three Months Ended February 28, 2007	Six Months Ended February 29, 2008	Six Months Ended February 28, 2007	Inception to February 29, 2008

Service revenues	$-	$-	$5,000	$15,000	$63,030

Cost of service revenues	175	-	3,675	50,000	55,999
Gross profit/ (loss)	(175)	-	1,325	(35,000)	7,031

Operating expenses:
Bad debt expense	-	-	-	17,000	17,000
General and administrative expense	994,138	197,580	1,372,300	306,831	4,159,139
Total operating expense	994,138	197,580	1,372,300	323,831	4,176,139

Loss before provision for income tax	(994,313)	(197,580)	(1,370,975)	(358,831)	(4,169,108)

Provision for income tax	-	-	-	-	-

Net loss	(994,313)	(197,580)	(1,370,975)	(358,831)	(4,169,108)

Other comprehensive loss - translation adjustment	2,800	-	2,800	-	2,800

Comprehensive loss	$(997,113)	$(197,580)	$(1,373,775)	$(358,831)	$(4,171,908)

Basic and fully diluted loss per share	$(0.07)	$(0.03)	$(0.11)	$(0.05)	$(0.48)

Basic and fully diluted weighted average common shares outstanding	14,297,990	7,797,604	13,078,157	7,377,604	8,673,547

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000, CORP.
(f/k/a Fundstech Corp.)
(a Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Prepaid Services			Accumulated
			Additional	Paid in	Common		Other	Total
	Common Stock		Paid-in	Common	Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Payable	Deficit	Loss	Equity
Balances, August 31, 2007	10,642,220	$10,642	$2,600,670	$-	$174,900	$(2,798,133)	$-	$(11,921)

Issuance of stock for services in September 2007	22,770	23	14,209	-	-	-	-	14,232

Issuance of stock for shares payable in September 2007	300,000	300	149,600	-	(149,900)	-	-	-

Issuance of common stock for cashin September 2007:
At $1.00 per share(net of offering costs of $25,000)	200,000	200	74,800	-	-	-	-	75,000

Issuance of common stock for cash in November 2007:
At $1.25 per share(net of offerring costs of $105,000)	2,080,000	2,080	1,192,920	-	-	-	-	1,195,000

Net loss	-	-	-	-	-	(376,662)	-	(376,662)

Balances, November 30, 2007	13,244,990	13,245	4,032,199	-	25,000	(3,174,795)	-	895,649

Issuance of stock for shares payable in December 2007	50,000	50	24,950	-	(25,000)	-	-	-

Issuance of stock for services in December 2007	1,003,000	1,003	732,247	(67,500)	-	-	-	665,750

Issuance of common stock payable for cash in February 2008:
At $0.625 per share	-	-	-	-	400,000	-	-	400,000

Translation adjustment	-	-	-	-	-	-	(2,800)	(2,800)

Net loss	-	-	-	-	-	(994,313)	-	(994,313)

Balances, February 28, 2008	14,297,990	$14,298	$4,789,396	$(67,500)	$400,000	$(4,169,108)	$(2,800)	$964,286

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000 CORP.
(f/k/a Fundstech Corp.)

(a Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended	Inception through
	February 29, 2008	February 28, 2007	February 29, 2008

Cash flows from operating activities
Net loss from continuing operations	$(1,373,775)	$(358,830)	$(4,171,908)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	9,365	-	10,674
Stock Compensation	679,982	-	2,289,299
Reserves on note receivable and legal claim	-	-	376,000
Bad Debt	-	17,000	17,000
Changes in operating assets and liabilities:
Change in accounts receivable	-	(10,000)	(17,000)
Change in prepaid expenses and other current assets	(19,989)	-	(34,124)
Change in other assets	-	(2,545)	-
Change in accounts payable and accrued liabilities	(16,703)	7,875	52,636
Net cash used in operating activities	(721,120)	(346,500)	(1,477,423)

Cash flows from investing activities
Investment in stock purchase	-	(375,000)	(375,000)
Investment in subsidiary	-	-	(1,000)
Purchase of property and equipment	(102,938)	(7,493)	(113,297)
Deposit on sofware license	(750,000)	-	(750,000)
Net cash provided in investing activities	(852,938)	(382,493)	(1,239,297)

Cash flows from financing activities
Proceeds from sale of equity certificates	1,670,000	630,000	2,846,901
Net cash provided by financing activities	1,670,000	630,000	2,846,901

Net cash flow from discontinued operations	-	-	-

Net decrease in cash	95,942	(98,993)	130,180

Cash - Beginning of year	34,238	175,860	-
Cash - End of period	$130,180	$76,867	$130,180

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Schedule of non-cash financing activities:
Issuance of common stock in satisfaction of stock payable	$174,900	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000 CORP.
(f/k/a Fundstech Corp.)

(a Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying un-audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements. Therefore, they include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the Form 10-KSB for the year ended August 31, 2007 of FNDS3000, Corp. (the “Company" or “FNDS3000”)(f/k/a Fundstech, Corp.).

The interim consolidated financial statements present the consolidated balance sheet, statements of operations, and cash flows of FNDS3000, Corp. and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The interim consolidated financial information is un-audited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 29, 2008 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

NOTE 2 - FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

FNDS3000, which is considered to be a development stage enterprise as defined in Financial Accounting Standards Board Statement No. 7., was incorporated under the laws of the state of Delaware on January 24, 2006. The Company’s year end is August 31st.

We are headquartered in Ponte Vedra Beach, Florida.

Our primary products are The FNDS3000 ATM and Debit Cards and the FNDS3000 Stored Value MasterCard cards which are re-loadable financial products primarily for the sub-prime credit market. We have begun providing these cards through distributors to consumers in the sub-prime credit market sector since the Company’s fourth quarter of 2006. The sub-prime market is generally made up of consumers that do not have checking accounts and/or the ability to obtain debit or credit cards. We are also in the process of providing these products to third party companies for co-branding with their company name and logo, and have been marketing these products under a three year Marketing Agreement with Global Cash Card.

Consolidation of Subsidiary

The Company has started a wholly-owned subsidiary office in South Africa during the six months ending February 29, 2008. This operation will be working with the banks of South Africa to provide re-loadable financial products primarily for the sub-prime credit market. All figures are shown on a consolidated basis into US dollars.

Revenue Recognition and Deferred Revenue

We currently generate consulting fees, which arise from providing advisory services under a one year Consulting Agreement with Global Cash Card.

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123 “Accounting for Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statements of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The company has adopted SFAS 123R. following the modified prospective method. As of February 29, 2008 we have granted stock options, however they have not yet vested under certain performance measures yet to be determined.

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

For the period January 24, 2006 (inception) to February 29, 2008, the Company had approximately $4,171,000 of federal and state net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2024. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets at February 29, 2008 will not be fully realizable.

Foreign Currency Translation

The financial position and results of operations of the FNDS300 SA operations are measured using the local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive gain or loss in the equity section of the balance sheet. Gains and losses that result from foreign currency transactions are included Comprehensive income/(loss) and not in the calculation of Net income/(loss).

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance on the definition of fair value, methods to measure fair value, and expanded disclosures of fair value. SFAS No. 157 is effective as of the first interim or annual reporting period that begins after November 15, 2007. Accordingly, the Company has adopted SFAS No. 157 in its quarter ending November 30, 2007.

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

NOTE 4 – DEPOSIT ON SOFTWARE LICENSE AGREEMENT

On November 21, 2007, FNDS3000 made a down payment and entered into a Software License Agreement (the “License”) with World Processing, Ltd to allow FNDS3000 to provide a software platform for electronic payment and transaction processing. The License will be depreciated over 7 years, when the application has started to process transactions. There will be additional payments due of $750,000, over a certain period of time with interest, due when the license is certified to process transactions over certain financial networks. Under the License agreement there are royalties to be paid when certain transaction volumes are met.

NOTE 5 - PRIVATE PLACEMENTS OF COMMON STOCK

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

In February 2008, we sold an aggregate of 640,000 units of our common stock to two subscribers at an offering price of $0.625 per unit for proceeds of $400,000, net of $0 in offering costs, We sold the units to the subscriber as accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.875 per share. The Company has not issued these shares as of February 29, 2008, therefore the Company has a common stock payable to be issued subsequent to February 29, 2008.

NOTE 6 – EQUITY TRANSACTIONS

The Company filed a Certificate of Amendment to its Certificate of Incorporation (“Amendment”) with the Secretary of State of the State of Delaware that was effective January 7, 2008. The Amendment was filed to effect a forward split of the issued and outstanding common shares of the Company, whereby every share of common stock held was exchanged for two shares of common stock, this is reflected in the statement of stockholders’ equity.

The Company issued 1,003,000 shares for services rendered, for a value of $733,250 during the three month period ending February 29, 2008. A portion of this issuance was prepaid for services yet to be performed in the amount of $67,500, which has been accounted for as Prepaid Services paid in common stock.

Included in the above issuances, the Company increased external board members shares to 200,000 each. Therefore 300,000 shares were issued as follows:

Michele Di Mauro was issued 200,000 shares and Pierre Besuchet was issued 100,000 shares, in addition to Mr. Besuchet’s already issued 100,000 shares.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has the following office rent arrangements:

The Company moved its corporate address location and has signed a new lease agreement on a 26 month basis starting November 1, 2007 and continuing through January 31, 2009. The monthly lease amount for the new lease is $4,188.

Lease obligation under the current lease is as follows:

Remainder under lease obligation through August 2008	$25,128
Fiscal year ended August 2009	50,250
Fiscal year ended August 2010	20,938

Total lease obligation	$96,316

NOTE 8 – SUBSEQUENT EVENTS

During March 2008, the Company announced that it has signed a Letter of Intent (“LOI”) to acquire all the assets of a U.S. based company that sells its credit and debit card programs to merchants and employers throughout the U.S. There is no guarantee that we will finalize this acquisition.

Effective March 28, 2008, Fundstech Corp. (the “Company”) changed its name to FNDS3000 Corp. In addition, effective March 28, 2008, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from FNDS to FDTC.

During April 2008 the Company sold in a private placement an additional 1,600,000 units for a value of $400,000. Each unit includes one share of common stock and one common stock purchase warrant exercisable at $0.25.

The Company has fulfilled orders for 5,000 prepaid cards in the United States.  This represents the Company’s continued shift from a developmental to operational organization. This is the initial fulfillment of what may amount to over 100,000 cards annually from this client.

The Company announced the receipt of 20,000 co-branded prepaid card orders from South Africa.  This card will be issued under the “Diamond Cash Card” brand and will be distributed by Symelation Corp to it’s customers from the beginning of May 2008.

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

Recent Developments

The Company filed a Certificate of Amendment to its Certificate of Incorporation (“Amendment”) with the Secretary of State of the State of Delaware that was effective January 7, 2008. The Amendment was filed to effect a forward split of the issued and outstanding common shares of the Company, whereby every share of common stock held was exchanged for two shares of common stock. Effective March 28, 2008, the Company changed its name to FNDS3000 Corp. In addition, effective March 28, 2008, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from FNDS to FDTC.

The Company has started a wholly-owned subsidiary office in South Africa during the quarter. This operation will be working with the banks of South Africa to provide re-loadable financial products primarily for the sub-prime credit market. All figures are shown on a consolidated basis into US dollars.

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

          We believe the following are the critical accounting policies used in the preparation of our financial statements:

Revenue Recognition

           In general, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, initiation fee revenue for our stored value cards are recognized when shipped, transaction fee revenue is recognized when the transaction is recorded, maintenance and financial float fees revenue are recognized when the products are used. For the period ended February 29, 2008, income was generated from the issuance of debit cards. Cards are sold as a product and recognized when produced and shipped. Costs of revenue is the production and shipping costs of the cards

           Consulting fees are recognized as work is performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.

Stock - Based Compensation

           We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Stock based compensation was determined using the fair value of the services performed due to the lack of historical fair value of the equity instruments.

Results of Operations for the Three and Six Months Ended February 29, 2008 and 2007.

Revenue

          Total revenues for the three month periods ended February 29, 2008 and 2007 were $0 and $0, respectively. Revenues for the six month periods ended February 29, 2008 and 2007 were $5,000 and $15,000, respectively. In the six month period ended February 29, 2008 revenues were mainly generated through sale of cards. During the six month period ended February 28, 2007, revenues were mainly generated through consulting fees.

Cost of Revenue

Cost of revenues for the three month periods ending February 29, 2008 and 2007 was $175 and $0, respectively. The costs of revenues for the three month period ended February 29, 2008 was for processing application fees. Cost of revenues for the six month periods ended February 29, 2008 and 2007 were $3,675 and $50,000, respectively. In the six month period ended February 29, 2008 cost of revenues were mainly for cost of card stock. During the six month period ended February 28, 2007, the costs were payments to consultants.

Operating Expenses

          Operating expenses for the three month periods ending February 29, 2008 and 2007 were $994,138 and $197,580, respectively. Operating expenses for the six month periods ending February 29, 2008 and 2007 were $1,372,300 and $306,831, respectively. General and administration costs include personnel costs, office, legal, marketing and miscellaneous expenses.

Results of Operations

          The Company's loss after taxes and minority interest for the three month period ending February 29, 2008 and 2007 was $994,313 and $197,580, respectively. The loss for the six month period ending February 29, 2008 and 2007 was $1,370,975 and $358,831, respectively.

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

Estimated Working Capital Expenditures During the Next Twelve Month Period

Operating expenditures

Marketing	$50,000 - $ 80,000
General and Administrative	$450,000 - $ 600,000
Legal and Accounting	$90,000 - $ 100,000
Working Capital	$150,000 - $ 450,000
License Fees	$750,000 - $ 750,000
Website Development Costs	$10,000 - $ 20,000

Total	$1,500,000 - $ 2,000,000

          Our cash on hand as of February 29, 2008 and 2007 was $130,180 and $76,867, respectively. As of February 29, 2008 and 2007, we had positive working capital of $111,668 and $71,154, respectively. We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and increase market share. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our equity securities.

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

          To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. During our fiscal year ended August 31, 2007 we have generated $33,030 in revenue. During the six months ended February 29, 2008, we generated $5,000 in revenue. As of February 29, 2008, we had cash of $130,180 and working capital of $111,668. We may never generate positive cash flow from operations, including during the year that is to end August 31, 2008. We estimate that we will require between $1,500,000 and $2,000,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

          We have generated limited revenues since our inception on January 24, 2006. Since we are still in the early stages of operating our company and because of our lack of operating history, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Between January 24, 2006 and our fiscal year ended August 31, 2006, we raised $197,000 through the sale of shares of our common stock. For the year ended August 31, 2007, we raised $979,900 through the sale of shares of our common stock. In the latest six month period ended February 29, 2008, we raised $1,670,000. Based upon current estimates, we estimate our average monthly operating expenses in the future to be approximately $10,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We can offer no assurance that we will be able to generate enough interest in our products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended August 31, 2007.

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

          Our company anticipates that the funds that were raised from fifty subscribers pursuant to private placements that were entered into between January 24, 2006 and February 29, 2008 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

          In order for our company to generate sales, we have established relationships with two parties including card associations that sponsor our card products, banks that manufacture, issue and own the debit cards, processors responsible for accepting transaction information and keeping debit card accounts current, as well as contracts under which we provide management services and a contract with a distribution partner responsible for the distribution of the cards to their sales channels and client base, retail locations and POPs which provide sales and load locations. To date, we have entered into a supplier agreement with Global Cash Card Inc. to access transaction processing, association, network access and card accounts as well as selling us a license to install their processing platform worldwide excluding the U.S. We have not entered into any direct agreements with banks or POPs and have only entered into two distribution agreements as of February 29, 2008, however through our distributors we have access to four (4) sponsoring banks. We are in the process of establishing direct relationships with banks and POPs which complete the relationships necessary for our company to conduct business. If any material adverse event were to affect our relationship with any entity, including a significant decline in their financial condition or a material rise in the cost of their services, such an event could adversely affect our results of operations. Additionally, if our existing relationship with any entity deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternate entity at prices currently charged by such entities, our results of operations could be adversely affected. We have entered into an agreement in October 2007, with an additional distribution channel in Europe that indirectly brings us two additional sponsor banks.

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

•    revenue due to bank processor approvals for card programs.

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

          We are authorized to issue up to 70,000,000 common shares, of which 15,262,990 are issued and outstanding as of April 10, 2008. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 29, 2008. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

In February 2008, we sold an aggregate of 640,000 units of our common stock to two subscribers at an offering price of $0.625 per unit for proceeds of $400,000, net of $0 in offering costs, We sold the units to the subscriber as accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.875 per share. The shares will be issued subsequent to February 29, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

(1)  Incorporated by reference to the Form 8-K Current Report filed January 9, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of April 10, 2008 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNDS3000 CORP.

By:	/s/ MICHAEL DODAK
Michael Dodak
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 10th day of April, 2008.

Signature	Title

/s/Michael Dodak
Michael Dodak	CEO, Chairman

/s/David Fann
David Fann	President, Secretary and Director

/S/ Don Headlund
Don Headlund	Chief Financial Officer and Chief Accounting Officer

/S/ Victoria Vaksman
Victoria Vaksman	EVP, Director

Paul Cox
Paul Cox	Director

/S/Michelle D. Mauro
Michelle D. Mauro	Director

/S/Pierre Besuchet
Pierre Besuchet	Director