Form 10QSB
period 2008-05-31
FNDS3000 Corp
filed 2008-07-11
CIK 1369748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

COMMISSION FILE NUMBER  333-138512

FNDS3000 CORP.
(Exact name of registrant as specified in its charter)

FUNDSTECH CORP.
(former name of registrant)

Delaware	6099	51-0571588
State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization	Classification Code Number)	Identification No.)

Michael Dodak, Chief Executive Officer
818 A1A North, Suite 201
Ponte Vedra Beach, Florida 32082
(904) 273-2702
(Address and telephone number of registrant's principal executive offices)

 (Name, address and telephone number of agent for service)

Copy of communications to:
Stephen M. Fleming, Esq.
Law Offices of Stephen M. Fleming PLLC
110 Wall Street, 11 th Floor
New York, New York 10005
516-833-5034
516-977-1209 (fax)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 27, 2008, the Company had outstanding 21,728,990 shares of its common stock, par value $0.001.

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

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FNDS3000 CORP.
(f/k/a FundsTech Corp.)
(a Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET
(Unaudited)
May 31, 2008

ASSETS

Current Assets
Cash	$809,151
Prepaid expenses and other current assets	1,929
Total current assets	811,080

Fixed assets, net of accumulated depreciation of $30,496	99,949
Other deposits	11,480
Deposit on software license	850,000
Total assets	$1,772,509

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued payables	$46,147
Accrued payables due to related party	10,200
Total current liabilities	56,347

Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock $0.001 par value: 70,000,000 shares authorized; 21,042,990 shares issued and outstanding	21,043
Prepaid services paid in common stock	(67,500)
Additional paid-in capital	6,561,163
Accumulated deficit	(4,798,544)
Total stockholders’ equity	1,716,162

Total liabilities and stockholders’ equity	$1,772,509

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000 CORP.
(f/k/a FundsTech Corp.)
(a Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31, 2008	Three Months Ended May 31, 2007	Nine Months Ended May 31, 2008	Nine Months Ended May 31, 2007	Inception to May 31, 2008

Revenues	$15,907	$-	$20,907	$15,000	$78,937

Cost of revenues	8,117	-	11,792	50,000	64,116
Gross profit/ (loss)	7,790	-	9,115	(35,000)	14,821

Operating expenses:
Bad debt expense	-	-	-	17,000	17,000
General and administrative expense	634,426	1,425,324	2,009,526	1,732,155	4,796,361
Total operating expense	634,426	1,425,324	2,009,526	1,749,155	4,813,361

Loss before provision for income tax	(626,636)	(1,425,324)	(2,000,411)	(1,784,155)	(4,798,541)

Provision for income tax	-	-	-	-	-

Net loss	$(626,636)	$(1,425,324)	$(2,000,411)	$(1,784,155)	$(4,798,541)

Basic and fully diluted loss per share	$(0.04)	$(0.16)	$(0.14)	$(0.22)	$(0.48)

Basic and fully diluted weighted average common shares outstanding	16,727,166	9,159,348	14,292,044	7,971,519	9,921,131

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000, CORP.
(f/k/a FundsTech Corp.)
(a Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Prepaid Services
			Additional	Paid in	Common		Total
	Common Stock		Paid-in	Common	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Payable	Deficit	Equity

Balances, August 31, 2007	10,642,220	$10,642	$2,600,670	$-	$174,900	$(2,798,133)	$(11,921)

Issuance of stock for services in September 2007	22,770	23	14,209	-	-	-	14,232

Issuance of stock for shares payable in September 2007	300,000	300	149,600	-	(149,900)	-	-

Issuance of common stock for cash in September 2007:
At $0.50 per share(net of offering costs of $25,000)	200,000	200	74,800	-	-	-	75,000

Issuance of common stock for cash in November 2007:
At $0.63 per share(net of offerring costs of $105,000)	2,080,000	2,080	1,192,920	-	-	-	1,195,000

Net loss	-	-	-	-	-	(376,662)	(376,662)

Balances, November 30, 2007	13,244,990	13,245	4,032,199	-	25,000	(3,174,795)	895,649

Issuance of stock for shares payable in December 2007	50,000	50	24,950	-	(25,000)	-	-

Issuance of stock for services in December 2007	1,003,000	1,003	732,247	(67,500)	-	-	665,750

Issuance of common stock payable for cash in February 2008:
At $0.625 per share	-	-	-	-	400,000	-	400,000

Net loss	-	-	-	-	-	(997,113)	(997,113)

Balances, February 28, 2008	14,297,990	14,298	4,789,396	(67,500)	400,000	(4,171,908)	964,286

Issuance of stock for shares payable	640,000	640	399,360	-	(400,000)	-	-

Issuance of stock for services at $0.50 per share	125,000	125	62,375	-	-	-	62,500

Issuance of warrants for services at $0.25 per share	-	-	81,012	-	-	-	81,012

Issuance of common stock for cash:
At $0.25 per share(net of offerring costs of $260,000)	5,980,000	5980	1,229,020	-	-	-	1,235,000

Net loss	-	-	-	-	-	(626,636)	(626,636)

Balances, May 31, 2008	21,042,990	$21,043	$6,561,163	$(67,500)	$-	$(4,798,544)	$1,716,162

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000 CORP.
(f/k/a FundsTech Corp.)
(a Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended	Inception through
	May 31, 2008	May 31, 2007	May 31, 2008

Cash flows from operating activities
Net loss	$(2,000,411)	$(1,784,155)	$(4,798,544)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	18,763	535	20,072
Stock Compensation	823,494	1,265,862	2,432,806
Reserves on note receivable and legal claim	-	-	376,000
Bad Debt	-	17,000	17,000
Changes in operating assets and liabilities:
Change in accounts receivable	-	(7,324)	(17,000)
Change in prepaid expenses and other current assets	12,206	-	(1,929)
Change in other assets	(11,480)	(1,545)	(11,480)
Change in accounts payable and accrued liabilities	(12,992)	10,545	56,347
Net cash used in operating activities	(1,170,420)	(499,082)	(1,926,728)

Cash flows from investing activities
Investment in stock purchase	-	(375,000)	(375,000)
Loan to Transaction Data Management, Iinc.	-	(1,000)	(1,000)
Purchase of property and equipment	(109,667)	(10,352)	(120,021)
Deposit on sofware license	(850,000)	-	(850,000)
Net cash used in investing activities	(959,667)	(386,352)	(1,346,021)

Cash flows from financing activities
Proceeds from issuance of common stock	2,905,000	830,000	4,081,900
Net cash provided by financing activities	2,905,000	830,000	4,081,900

Effect of exchange rate changes on cash	-	-	-

Net decrease in cash	774,913	(55,434)	809,151

Cash - Beginning of year	34,238	175,860	-
Cash - End of period	$809,151	$120,426	$809,151

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Schedule of non-cash financing activities:			-
Issuance of common stock for prepaid services	$67,500	$-	$67,500
Issuance of common stock in satisfaction of stock payable	$174,900	$-	$174,900

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000 CORP.
(f/k/a FundsTech Corp.)
(a Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

The interim consolidated financial information is un-audited. In the opinion of management, all adjustments necessary to present fairly the financial position as of May 31, 2008 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

NOTE 2 - FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

FNDS3000, which is considered to be a development stage enterprise as defined in Financial Accounting Standards Board Statement No. 7., was incorporated under the laws of the state of Delaware on January 24, 2006. The Company’s year end is August 31st.

We are headquartered in Ponte Vedra Beach, Florida.

We are in the business of providing debit card solutions to third parties in cooperation with financial institutions throughout the world. We currently are in the process of installing our first card issuing platform in South Africa. Our initial target market is payroll cards where we enter into agreements with employers who will issue our cards to their employees. The sum of the employees net payroll is sent to our partner bank and is deposited in a trust account. We then apportion each employee’s payroll to their card from which the employee can obtain cash at any ATM or use the card to purchase products or services at virtually any merchant that accepts debit card transactions. We market our products through third party strategic partners.

Consolidation of Subsidiary

The Company has started a wholly-owned subsidiary office in South Africa during the nine months ending May 31, 2008. This operation will be working with the banks of South Africa to provide re-loadable financial products primarily for the sub-prime credit market. All figures are shown on a consolidated basis into US dollars.

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

Long-Lived Assets and Impairment

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. During the nine months ended August 31, 2008, we had no Long Lived Assets.

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123 “Accounting for Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statements of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The company has adopted SFAS 123R. following the modified prospective method. As of May 31, 2008 we have granted stock options, however they have not yet vested under certain performance measures yet to be determined.

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

For the period January 24, 2006 (inception) to May 31, 2008, the Company had approximately $4,803,000 of federal and state net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2024. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets at May 31, 2008 will not be fully realizable.

Foreign Currency Translation

The financial position and results of operations of the FNDS300 SA operations are measured using the parent’s currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at the transaction date. Income statement accounts, with the exception of amortized assets or liabilities, are translated at the average exchange rate during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in exchange gain or loss in the income statement. Gains and losses that result from foreign currency transactions are included in the calculation of Net income/(loss).

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

In  December 2007, the FASB issued SFAS No 141R (revised 2007), “Business Combinations”, which changes accounting and reporting requirements for business acquisitions in fiscal years beginning on or after Dec. 15, 2008. When effective, FAS 141R will replace the original FAS 141 in its entirety. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 160.

In December 2007,, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, which is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income.

Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions. When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment.

Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R).

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

NOTE 4 – DEPOSIT ON SOFTWARE LICENSE AGREEMENT

On November 21, 2007, FNDS3000 made a down payment and entered into a Software License Agreement (the “License”) with World Processing, Ltd to allow FNDS3000 to provide a software platform for electronic payment and transaction processing. The License will be depreciated over 7 years, when the application has started to process transactions. There will be additional payments due of $650,000, over a certain period of time with interest, due when the license is certified to process transactions over certain financial networks. Under the License agreement there are royalties to be paid when certain transaction volumes are met.

NOTE 5 - PRIVATE PLACEMENTS OF COMMON STOCK

In September, 2007, we issued an aggregate of 200,000 units to one subscriber at an offering price of $0.50 per unit for proceeds of $75,000, net of $25,000 in offering costs, and the issuance of 300,000 units payable of $149,900, net of $100 offering cost. The subscriber that participated in this private offering is an accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) and, as such, we relied on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each common share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share.

In November 2007, we issued an aggregate of 2,080,000 units to seven subscribers at an offering price of $0.625 per unit for proceeds of $1,195,000, net of $105,000 in offering costs, in an offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each common share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.75 per share.

In February 2008, we sold an aggregate of 640,000 units to two subscribers at an offering price of $0.625 per unit for proceeds of $400,000, net of $0 in offering costs. The subscribers that participated in this offering were accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) and, as such, we relied on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one common share purchase warrant. Each common share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.875 per share. The Company issued these securities on March 13, 2008.,

In April 2008, we sold an aggregate of 5,980,000 units to seven subscribers at an offering price of $0.25 per unit for proceeds of $1,235,000, net of $260,000 in offering costs. The subscribers that participated in this offering were accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) and, as such, we relied on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and two common share purchase warrants. Each common share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.25 per share. The Company issued these securities on April 30, 2008,

NOTE 6 – OTHER EQUITY TRANSACTIONS

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

During January 2008, the Company issued 1,003,000 shares for services rendered, for a value of $733,250. A portion of this issuance was prepaid for services yet to be performed in the amount of $67,500, which has been accounted for as Prepaid Services paid in common stock.

Included in the above issuances, the Company increased each of the external board members 200,000 shares of common stock. Accordingly, Michele Di Mauro was issued 200,000 shares and Pierre Besuchet was issued 100,000 shares which were in addition to Mr. Besuchet’s already issued 100,000 shares.

The Company issued 125,000 shares for services rendered, for a value of $62,500 during the three month period ending May 31, 2008.

The Company issued common stock purchase warrants to Pierre Besuchet with an exercise price of $0.25 per share, with an estimated fair valuation of $81,011, for services during the three month period ending May 31, 2008. Under a black-scholes model the main assumptions for the estimate are a discount rate of 2.25% and a volatility rate of 50.9%.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has the following office rent arrangements:

The Company moved its corporate address location and has signed a new lease agreement on a 26 month basis starting November 1, 2007 and continuing through January 31, 2009. The monthly lease amount for the new lease is $4,188.

Lease obligation under the current lease is as follows:

Remainder under lease obligation through August 2008	$12,564
Fiscal year ended August 2009	50,250
Fiscal year ended August 2010	20,938

Total lease obligation	$83,752

NOTE 8 – SUBSEQUENT EVENTS

The Company has fulfilled orders for 5,000 prepaid cards in the United States.  This represents the Company’s continued shift from a developmental to operational organization.

The Company announced the receipt of a 20,000 co-branded prepaid card order from South Africa.  This card will be issued under the “Diamond Cash Card” brand and will be distributed by Symelation Corp to it’s customers from the beginning of July 2008.

In June 2008 we passed all testing requirements for Bankserv for the processing of ATM debit card transactions in South Africa. Bankserv’s infrastructure integrates bank systems and communications environments, providing a cost-effective, reliable, non-stop, interbank payment processing service. It’s services include multiple electronic payment and delivery capabilities that facilitate connectivity, message management, billing, settlement and MIS (Management Information Service) for participating banks. The connectivity that FNDS3000 has through Bankserv allows ATM transaction at virtually all ATMs in South Africa for debit cards issued by FNDS3000.

In June 2008 FNDS3000 received it’s registration number from Mercantile Bank Ltd as a Third Party Processor (TPP) for MasterCard branded cards. This allows FNDS3000 to process debit card transactions on it’s transaction processing platform.

In June 2008 the Company’s Board approved the appointment of Ernst Schoenbaechler to the Board of Directors, which appointment is subject to Mr. Schoenbaechler’s acceptance of such position.

As of July 1,2008, the Company acquired the assets of a U.S.-based company that markets merchant acquiring services and prepaid card programs.  The terms call for $1,000,000 in cash paid over 2 years and 3,000,000 shares of the Company’s common stock.  There is a contingent stock payment of 2,000,000 shares predicated on the performance of the acquired assets.

In June 2008, we sold an aggregate of 468,000 units at an offering price of $0.25 per unit for proceeds of $117,000. We sold the units to the subscribers as accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and two common share purchase warrants. Each common stock share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.25 per share.

As of April 30, 2008, the Company issued common stock purchase warrants to Pierre Besuchet with an exercise price of $0.25 per share, with an estimated fair valuation of $81,011, for services during the three month period ending May 31, 2008. The warrants are exercisable for a period of 24 months.

As of June 1, 2008, the Company has entered into a three year employment agreement with Michael Dodak as CEO. The terms of the contract include an initial salary of $220,000 and 1,000,000 cashless stock options at an exercise price of $0.30 per share. There are other performance bonuses available at the discretion of the board of directors. There is an 18 month severance if terminated early.

As of June 1, 2008, the Company has entered into a three year employment agreement with David Fann as president. The terms of the contract include an initial salary of $220,000 and 1,000,000 cashless stock options at an exercise price of $0.30 per share. There are other performance bonuses available at the discretion of the board of directors. There is an 18 month severance if terminated early.

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

The Company has started a wholly-owned subsidiary office in South Africa during the prior quarter. This operation is working with a bank in South Africa to provide re-loadable cards to various demographic segments in South Africa. Our first product is a payroll card that is marketed through strategic partners to employers who then issue our debit card to their employees. The employee’s net pay is loaded onto the card by our platform that is installed in Johannesburg, South Africa. The employee can then use the card to withdraw cash at any ATM or purchase products and services from merchants who accept debit cards via a point of sale (POS) device; We market our products through strategic partners (we currently have signed agreements with three strategic partners) who are currently marketing the cards using the name “Diamond Cash Card”. Our program allows our strategic partners as well as other qualified third parties to brand their cards with a different name.

We are currently issuing debit cards to our customers in the U.S. through third party processors. These debit cards are general spend cards and are loaded by the cardholder through various sites throughout the U.S. We sell this card through strategic partners in the U.S. who in turn resell the cards to third parties under various brand names and are branded with the MasterCard logo so they can be used to withdraw cash or purchase products or services at any location that accepts MasterCard debit cards.

As of July 1,2008, the Company acquired the assets of a U.S.-based company that markets merchant acquiring services and prepaid card programs.  The terms call for $1,000,000 in cash paid over 2 years and 3,000,000 shares of the Company’s common stock.  There is a contingent stock payment of 2,000,000 shares predicated on the performance of the acquired assets.

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

          We believe the following are the critical accounting policies used in the preparation of our financial statements:

Revenue Recognition

           In general, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, initiation fee revenue for our stored value cards are recognized when shipped, transaction fee revenue is recognized when the transaction is recorded, maintenance and financial float fees revenue are recognized when the products are used. For the period ended May 31, 2008, income was generated from the issuance of debit cards. Cards are sold as a product and recognized when produced and shipped. Costs of revenue is the production and shipping costs of the cards

           Consulting fees are recognized as work is performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.

Stock - Based Compensation

           We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Stock based compensation was determined using the fair value of the services performed due to the lack of historical fair value of the equity instruments.

Results of Operations for the Three and Nine Months Ended May 31, 2008 and 2007.

Revenue

          Total revenues for the three month periods ended May 31, 2008 and 2007 were $15,907 and $0, respectively. Revenues for the nine month periods ended May 31, 2008 and 2007 were $20,907 and $15,000, respectively. In the nine month period ended May 31, 2008 revenues were mainly generated through sale of cards. During the nine month period ended May 31, 2007, revenues were mainly generated through consulting fees.

Cost of Revenue

Cost of revenues for the three month periods ending May 31, 2008 and 2007 was $8,117 and $0, respectively. The costs of revenues for the three month period ended May 31, 2008 was for processing application fees and card costs. Cost of revenues for the nine month periods ended May 31, 2008 and 2007 were $11,792 and $50,000, respectively. In the nine month period ended May 31, 2008 cost of revenues were mainly for cost of card stock and processing application fees. During the nine month period ended May 31, 2007, the costs were payments to consultants.

Operating Expenses

          Operating expenses for the three month periods ending May 31, 2008 and 2007 were $634,426 and $1,425,324, respectively. Operating expenses for the nine month periods ending May 31, 2008 and 2007 were $2,009,562 and $1,749,155, respectively. General and administration costs include personnel costs, office, legal, marketing and miscellaneous expenses. During the nine month period ending May 31, 2008 and 2007, there were significant issuances of stock and warrants as compensation for services, in the amounts of $823,494 and $1,265,862, respectively.

Results of Operations

          The Company's continuing operating loss after taxes and minority interest for the three month period ending May 31, 2008 and 2007 was $626,636 and $1,425,324, respectively. The loss for the nine month period ending May 31, 2008 and 2007 was $2,000,411 and $1,784,155, respectively.

Liquidity and Capital Resources

          Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. There is some substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue into the fiscal year ended August 31, 2008. Management projects that we may require an additional $900,000 to $1,400,000 to fund our operating expenditures for the next twelve month period. Projected capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period

Operating expenditures

Marketing	$50,000	-	$80,000
General and Administrative	$50,000	-	$200,000
Legal and Accounting	$90,000	-	$100,000
Working Capital	$50,000	-	$350,000
License Fees	$650,000	-	$650,000
Website Development Costs	$10,000	-	$20,000

Total	$900,000	-	$1,400,000

          Our cash on hand as of May 31, 2008 and 2007 was $809,151 and $120,426, respectively. As of May 31, 2008 and 2007, we had positive working capital of $754,733 and $109,043, respectively. We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and increase market share. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our equity securities.

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

          To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. During our fiscal year ended August 31, 2007 we have generated $33,030 in revenue. During the nine months ended May 31, 2008, we generated $20,907 in revenue. As of May 31, 2008, we had cash of $809,151 and working capital of $754,733. We may never generate positive cash flow from operations, including during the year that is to end August 31, 2008. We estimate that we will require between $900,000 and $1,400,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

          We have generated limited revenues since our inception on January 24, 2006. Since we are still in the early stages of operating our company and because of our lack of operating history, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Between January 24, 2006 and our fiscal year ended August 31, 2006, we raised $197,000 through the sale of shares of our common stock. For the year ended August 31, 2007, we raised $979,900 through the sale of shares of our common stock. In the latest nine month period ended May 31, 2008, we raised $2,905,000. Based upon current estimates, we estimate our average monthly operating expenses in the future to be approximately $10,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We can offer no assurance that we will be able to generate enough interest in our products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended August 31, 2007.

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

          Our company anticipates that the funds that were raised from fifty subscribers pursuant to private placements that were entered into between January 24, 2006 and May 31, 2008 will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

          In order for our company to generate sales, we have established relationships with two parties including card associations that sponsor our card products, banks that manufacture, issue and own the debit cards, processors responsible for accepting transaction information and keeping debit card accounts current, as well as contracts under which we provide management services and a contract with a distribution partner responsible for the distribution of the cards to their sales channels and client base, retail locations and POPs which provide sales and load locations. To date, we have entered into a supplier agreement with Global Cash Card Inc. to access transaction processing, association, network access and card accounts as well as selling us a license to install their processing platform worldwide excluding the U.S. We have not entered into any direct agreements with banks or POPs and have only entered into two distribution agreements as of May 31, 2008, however through our distributors we have access to four (4) sponsoring banks. We are in the process of establishing direct relationships with banks and POPs which complete the relationships necessary for our company to conduct business. If any material adverse event were to affect our relationship with any entity, including a significant decline in their financial condition or a material rise in the cost of their services, such an event could adversely affect our results of operations. Additionally, if our existing relationship with any entity deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternate entity at prices currently charged by such entities, our results of operations could be adversely affected. We have entered into an agreement in October 2007, with an additional distribution channel in Europe that indirectly brings us two additional sponsor banks.

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

          We rely upon the licenses of third party processing providers to establish contractual agreements with each of our load center networks. Among other things, the agreements require the load centers to comply with the Patriot Act and anti-money laundering laws or their equivalent in non-U.S. markets. While we do not intend to be responsible for their actions, we could be subject to state or federal actions against them if our load center agents violate or are accused of violating the law. Such actions could compromise our credibility with our customers, issuing banks and state regulators, generally making it harder for us to do business. It could also cost us a great deal of money to investigate, defend and resolve such matters and jeopardize our relationship with our sole processor. We cannot be sure that we could afford such actions and be able to continue business operations.

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

          Any failure in the security and privacy measures of our company, or our suppliers and business partners, may have a material adverse effect on our business, financial condition and results of operations. Our company and our suppliers electronically transfer large sums of money and store large amounts of personal information about our customers, including bank account and debit card information, social security numbers and merchant account numbers. If we are unable to protect this information and a security or privacy breach results, the resulting breach may:

▪	cause our customers to lose confidence in our services;

▪	deter consumers from using our services;

▪	harm our reputation and expose us to liability;

▪	increase our expenses from potential remediation costs; and

▪	cause service disruptions or cancellations.

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

          The financial institutions with which we conduct business require our company to maintain reserve deposit accounts. If we are required to deposit higher than normal reserves either as dictated by such institutions or by new rules and regulations governing institutions, it may reduce our cash flow available for operations and impede the expansion of our business.

Certain delays could cause loss of business opportunities and inhibit our growth.

          Delays in the development of our business plan could cause loss of opportunities. These delays could be in areas such as:

▪	deployment of technology or systems;

▪	obtaining distributors;

▪	distributors or customers becoming active;

▪	interfacing with technology at the distributors and or customers;

▪	adoption of technology;

▪	revenue due to cards being activated;

▪	revenue due to cards being used;

▪	revenue due to training at the distribution level;

▪	revenue due to training at the customers level; or

•	revenue due to bank processor approvals for card programs.

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

Terrorist acts, conflicts and wars may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

        Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to the Company, our employees, facilities, partners, suppliers, distributors, resellers or customers. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the ongoing military operations in Iraq, have created many economic and political uncertainties. In addition, as a multi-national company with headquarters located in the United States, actions against or by the United States may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

System security risks and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could harm our revenue, increase our expenses and harm our reputation and stock price.

        Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. In addition, computer programmers and hackers may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. As a result, we could incur significant expenses in addressing problems created by security breaches of our network and any security vulnerabilities of our products. Moreover, we could lose existing or potential customers for information technology outsourcing services or other information technology solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, including our latest project to install a processing platform in South Africa. Such disruptions could adversely impact our ability to fulfill orders, process card transaction and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected in the past, and in the future could adversely affect, our financial results, stock price and reputation.

Any failure by us to manage, complete and integrate acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects and may result in financial results that are different than expected.

        As part of our business strategy, we are looking to acquire complementary companies or businesses or enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete business combination and investment transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks associated with business combination and investment transactions can be more pronounced for larger and more complicated transactions or if multiple transactions are integrated simultaneously. If we fail to identify and complete successfully business combination and investment transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

        Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

• combining product offerings and entering into new markets in which we are not experienced;

• convincing customers and distributors that the transaction will not diminish client service standards or business focus, preventing customers and distributors from deferring purchasing decisions or switching to other suppliers (which could result in our incurring additional obligations in order to address customer uncertainty), minimizing sales force attrition and coordinating sales, marketing and distribution efforts;

• consolidating and rationalizing corporate IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code;

• minimizing the diversion of management attention from ongoing business concerns;

• persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, engaging with employee works councils representing an acquired company's non-U.S. employees, integrating employees into FNDS3000, correctly estimating employee benefit costs and implementing restructuring programs;

• coordinating and combining administrative, processing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures;

• achieving savings from supply chain integration; and

• managing integration issues shortly after or pending the completion of other independent transactions.

        We evaluate and enter into significant business combination and investment transactions on an ongoing basis. We may not fully realize all of the anticipated benefits of any business combination and investment transaction, and the timeframe for achieving benefits of a business combination and investment transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for business combination and investment transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

        Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations. These business combination and investment transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, FNDS3000 has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders. In addition, we may borrow to complete an acquisition and any additional borrowing intended to be done in connection with an acquisition and the amount and terms of any potential future acquisition related borrowings, as well as other factors, could affect our liquidity and financial condition and potentially our credit ratings. Any potential prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and cost of borrowing and result in more restrictive borrowing terms. In addition, FNDS3000’s effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a business combination and investment transaction and the risk that an announced business combination and investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter

RISKS ASSOCIATED WITH OUR COMMON STOCK

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

          We are authorized to issue up to 70,000,000 common shares, of which 21,728,990 are issued and outstanding as of June 27, 2008. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Because our officers, directors and principal shareholders control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

          Our officers and directors, in the aggregate, beneficially own approximately 51% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD, or FINRA, its successor, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2008. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          In September, 2007, we issued an aggregate of 200,000 units to one subscriber at an offering price of $0.50 per unit for proceeds of $75,000, net of $25,000 in offering costs, and the issuance of 300,000 unit payable of $149,900, net of $100 offering cost. The subscriber that participated in this private offering is accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) and, as such, we relied on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each common share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share.

In November 2007, we issued an aggregate of 2,080,000 units to seven subscribers at an offering price of $0.625 per unit for proceeds of $1,195,000, net of $105,000 in offering costs, in an offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each common share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.75 per share.

During January 2008, the Company issued 1,003,000 shares for services rendered, for a value of $733,250. A portion of this issuance was prepaid for services yet to be performed in the amount of $67,500, which has been accounted for as Prepaid Services paid in common stock.

In February 2008, we sold an aggregate of 640,000 units to two subscribers at an offering price of $0.625 per unit for proceeds of $400,000, net of $0 in offering costs. The subscribers that participated in this offering were accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) and, as such, we relied on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one common share purchase warrant. Each common share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.875 per share. The Company issued these securities on March 13, 2008.,

In April 2008, we sold an aggregate of 5,980,000 units to seven subscribers at an offering price of $0.25 per unit for proceeds of $1,235,000, net of $260,000 in offering costs. The subscribers that participated in this offering were accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) and, as such, we relied on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and two common share purchase warrants. Each common share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.25 per share. The Company issued these securities on April 30, 2008.

The Company issued 125,000 shares for services rendered, for a value of $62,500 during the three month period ending May 31, 2008.

The Company issued common stock purchase warrants to Pierre Besuchet with an exercise price of $0.25 per share, with an estimated fair valuation of $81,011, for services during the three month period ending May 31, 2008. The warrants are exercisable for a period of 24 months. In addition, the Company issued 200,000 shares of common stock to each of its external board members.. Accordingly, Michele Di Mauro was issued 200,000 shares and Pierre Besuchet was issued 100,000 shares which were in addition to Mr. Besuchet’s already issued 100,000 shares.

In June 2008, we sold an aggregate of 468,000 units at an offering price of $0.25 per unit for proceeds of $117,000. We sold the units to the subscribers as accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and two common share purchase warrants. Each common stock share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.25 per share.

As of June 1, 2008, the Company has entered into a three year employment agreement with Michael Dodak as CEO. The terms of the contract include an initial salary of $220,000 and 1,000,000 cashless stock options at an exercise price of $0.30 per share. There are other performance bonuses available at the discretion of the board of directors. There is an 18 month severance if terminated early.

As of June 1, 2008, the Company has entered into a three year employment agreement with David Fann as president. The terms of the contract include an initial salary of $220,000 and 1,000,000 cashless stock options at an exercise price of $0.30 per share. There are other performance bonuses available at the discretion of the board of directors. There is an 18 month severance if terminated early.

As of July 1,2008, the Company acquired the assets of a U.S.-based company that markets merchant acquiring services and prepaid card programs.  The terms call for $1,000,000 in cash paid over 2 years and 3,000,000 shares of the Company’s common stock.  There is a contingent stock payment of 2,000,000 shares predicated on the performance of the acquired assets.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Amendment to the Certificate of Incorporation (1)

3.2	Certificate of Amendment to the Certificate of Incorporation (2)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Incorporated by reference to the Form 8-K Current Report filed January 9, 2008
(2)	Incorporated by reference to the Form 8-K Current Report filed March 28, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of July , 2008 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNDS3000 CORP.

By:	/s/ MICHAEL DODAK
Michael Dodak
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 10th day of July, 2008.

Signature	Title

/s/Michael Dodak
Michael Dodak	CEO, Chairman

/s/David Fann
David Fann	President, Secretary and Director

/S/ Don Headlund
Don Headlund	Chief Financial Officer and Chief Accounting Officer

/S/ Victoria Vaksman
Victoria Vaksman	EVP, Director

/S/ Paul Cox
Paul Cox	Director

/S/Michelle D. Mauro
Michelle D. Mauro	Director

/S/Pierre Besuchet
Pierre Besuchet	Director