Form 10KSB
period 2008-08-31
FNDS3000 Corp
filed 2008-12-08
CIK 1369748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

FNDS3000 Corp

(Exact name of registrant as specified in its charter)

FundsTech Corp

(Former Name of Registrant)

Delaware	6099	51-0571588
State or jurisdiction of incorporation or organization	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Michael Dodak, Chief Executive Officer

818 A1A North

Suite 201

Ponte Vedra Beach, Florida 32082

(904) 273-2702

(Address and telephone number of registrant’s principal executive offices)

(Name, address and telephone number of agent for service)

Copy of communications to:

Stephen M. Fleming, Esq.

Law Offices of Stephen M. Fleming PLLC

110 Wall Street, 11th Floor

New York, New York 10005

Phone: (516) 833-5034

Fax: (516) 977-1209

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s Revenues for the fiscal year 2008 were: $188,158.

The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of December 3, 2008 was $4,521,908. (11,304,771 shares * $0.40)

As of December 3, 2008, the Issuer had 28,590,192 shares issued and 26, 590,192 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis or Plan of Operation.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. Estimates of future financial results are inherently unreliable.

From time to time, representatives of FNDS3000 Corp (f/n/a FundsTech Corp.) (“the Company,” “FNDS3000 Corp,” “we,” “our,” or “us”) may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company’s future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company’s control. As a result, there can be no assurance that the Company’s performance will be consistent with any of management’s forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company’s business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company’s prospective results of operations.

In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company’s projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company’s own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company’s business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Corporate History

We were incorporated on January 24, 2006 in the State of Delaware. We are headquartered in Ponte Vedra Beach, Florida. The Company is considered to be a development stage company and we have generated limited revenues from operations to date.

On March 28, 2008, the Company, with written consent of the board of directors as well as the consent of stockholders holding a majority of the outstanding shares of common stock amended the Company’s Articles of Incorporation to change the Company’s name to FNDS3000 Corp. from FundsTech Corp. Our year end is August 31st.

Summary of Business

We are a financial transaction processing company that provides the following services:

A)	prepaid debit cards to third parties in cooperation with financial institutions throughout the world, predominantly through our Europe, Middle East, and Africa (“EMEA”) Operating Unit and

B)	merchant processing solutions, predominantly through our Americas Operating Unit.

Europe, Middle East, and Africa Operating Unit

We have installed our first prepaid debit card issuing platform. In September 2008, after the completion of all necessary certifications, the Company commenced providing processing services to its customers in South Africa. We launched our first payroll card program in South Africa via a beta test phase and went into full live production in November 2008. The issuing of our initial Diamond Cash Card is a significant milestone in our corporate history. Our major strategic objective was to install our prepaid card-issuing platform in Johannesburg, South Africa to serve as a launching pad for tapping into the expanding unbanked or under banked markets. The prepaid platform will service South Africa and we anticipate expansion to many other African and Middle Eastern countries. The introduction of our prepaid card solution compliments the South African Government’s drive toward the economic advancement of previously disadvantaged communities. We plan to launch our next program in the Middle East. We are in the process of securing a customer base in that region commencing in the United Arab Emirates.

Looking ahead, we are targeting our prepaid debit cards to a market with over 1 billion individuals worldwide who do not have bank accounts (“unbanked”). Our products allow employers to replace payroll checks for all workers. In addition, employers can use our products in lieu of cash to pay employees. Domestic and international sharing of money, ‘money transfer’, is a key feature of our solution. Many of our products carry worldwide brand marks and can be used anywhere in the world that accepts those brands. Other services include gift cards, bill pay, prepaid cellular, and other prepaid products.

The following details the evolution of our operations in South Africa:

On April 19, 2007, we signed an agreement with our initial international strategic partner, Symelation, to provide a prepaid debit card solution to its customers in South Africa. The deployment of the FNDS3000 prepaid debit card was the first important milestone of our business plan. We saw South Africa as the launch pad for servicing the untapped potential present in the remaining unbanked or under banked African continent.

In May 2007, Victoria Vaksman joined FNDS3000 Corp as the Executive Vice President of Europe, Middle East and Africa operations. She had been a member of the board for the prior six months.

On September 5, 2007, we signed an agreement with another strategic partner in South Africa, ProCard Technologies. ProCard markets our prepaid card solutions to the unbanked and under banked population in Africa and Middle East. ProCard will be promoting our prepaid payroll card, gift card, health card and some other tailor-made solutions through their customer base.

On September 25, 2007, FNDS3000 announced that a South African Bank has signed an Agreement in Principal to sponsor the issuance of co-branded cards in South Africa with our strategic partner, Symelation.

On October 23, 2007, we signed an exclusive agreement with Yes!Money (a subsidiary of Trans Ferry Group), a European privately held corporation to jointly distribute prepaid card programs throughout Europe. Yes!Money issues prepaid cards in Europe and has developed a substantial base of cardholders. We will cooperate with Yes!Money on the European market and the agreement includes a sizable investment by TransFerry Group into FNDS3000 as well as one seat on the board of FNDS3000.

On November 21, 2007, FNDS3000 entered into a Software License Agreement with World Processing, Ltd to allow FNDS3000 to provide a software platform for electronic payment and transaction processing.

In the second quarter of 2008, the Company formed a wholly-owned subsidiary in South Africa. Our platform is located in Johannesburg, South Africa. We are currently marketing the prepaid debit cards using the name “Diamond Cash Card”. Our program allows our strategic partners as well as other qualified third parties to brand their cards with a different name.

On February 4, 2008, a Central African financial institution has signed a letter of intent for the Company to plan or provide a complete debit and credit card processing solution. This provides FNDS3000 the opportunity to assist this multi-branch financial institution in providing various infrastructure components such as debit and credit card solutions to its customers in the Central African Economic Region.

On June 17, 2008, the Company was approved as an issuing third party processor in South Africa. This approval allowed FNDS3000 to operate and process cards in cooperation with financial institutions in South Africa. As a third party processor working with highly sensitive financial information in different countries we have to undergo a lengthy process of local certifications in every country where we want to operate.

In June 2008, we received our registration number from Mercantile Bank Ltd as a Third Party Processor (TPP) for MasterCard branded cards. This allows FNDS3000 to process debit card transactions on its transaction processing platform.

On June 24, 2008, we completed the integration of their platform with Bankserv to allow their cards to be used at any ATM throughout South Africa. FNDS3000 BIN (Bank Identification Number) issued through a South African Bank has been loaded at all the banks in South Africa so that cards processed by FNDS3000 can be used at virtually all ATMS located in South Africa. Additionally live transactions have been successfully performed at all the major banks in South Africa as well as many of the smaller banks. Our platform has successfully integrated with the local transactional switch, utilized by all banks in South Africa. This integration and intensive testing with six different banks allows us now to offer our customers prepaid cards which can be used at any ATM in the country. This integration demonstrates the value we can offer the banking community, both locally and abroad, and will broaden the financial services available in South Africa by giving cardholders instant, easy access to cash.

On July 1, 2008, the Company signed an agreement with its new Strategic Partner in Africa called Australis Financial Services (PTY) Limited (AFS) which will provide prepaid debit card solutions to its customers. We expect AFS to aggressively market our prepaid card solutions to their customer base in Africa. AFS will be promoting our prepaid cards through their customer base which constitutes millions of card holders utilizing AFS’s closed loop prepaid cards and their bill payment system. We believe that AFS will help us to increase our penetration into strategically important markets and create a significant value for us and our shareholders by generating steady recurring revenue streams. This partnership offers AFS the opportunity to expand their card offering from purely closed loop prepaid cards to prepaid debit cards which have international acceptance. This offering will greatly enhance card adoption within our customer bases located through the African continent.

In September 2008, we launched our first payroll card program in South Africa. After the completion of all necessary certifications, the Company commenced providing processing services to its customers in South Africa via a beta test phase and went into full live production in November 2008. The issuing of our initial Diamond Cash Card is a significant milestone in our corporate history. Our prepaid card-issuing platform in Johannesburg, South Africa will serve as a launching pad for tapping into the expanding unbanked or under banked markets.

Americas Operating Unit

In July 2008, we announced the acquisition of the assets of Atlas Merchant Services, Inc, an Atlanta-based company, that markets debit and credit card programs to merchants and employers throughout the United States. At the time of acquisition, the company was generating approximately $1 million in annual revenue. The acquisition provides us with proprietary software solutions for the virtual POS/internet market and an Electronic Funds Transfer platform for our U.S. and worldwide customers. This enables us to line extend our current product offering to existing and new customers and can be used advantageously in a cross-selling market strategy. Our merchant processing solutions provide comprehensive credit, debit, and check card payment programs. The combination of card issuing and merchant processing enables the Company to provide turnkey financial transaction solutions to virtually any market worldwide.

Products and Services

Our primary products are The FNDS3000 ATM and Prepaid Debit Cards and the FNDS3000 Stored Value MasterCard cards which are re-loadable financial products primarily for the unbanked or under banked market. We have begun providing these cards through distributors to consumers in that market sector since the Company’s fourth quarter of 2006. The unbanked or under banked market is generally made up of consumers that do not have checking accounts and/or the ability to obtain debit or credit cards. We are also in the process of providing these products to third party companies for co-branding with their company name and logo, and have been marketing these products under a three year Marketing Agreement with Global Cash Card.

We sell prepaid debit cards and provide processing and management services. We currently market our products directly to distributors for distribution into the United States and non-U.S. markets. We also market our prepaid debit cards to employers for distribution to their employees who are then able to receive employment earnings by direct deposit. Employees are able to use the card to access cash through ATMs or purchase products and services wherever personal identification number (PIN) based debit cards are accepted. We also plan to target third parties and pursue relationships that may help us grow our business through strategic partnerships, complementary sales channels and acquisitions.

We also provide processing services to financial institutions and independent sales organizations (ISOs), in non-U.S. markets to assist with the processing of debit card transactions. We market debit cards predominantly under the FNDS3000 name or under the names of our business partners. In the U.S., we utilize third party processors who issue debit cards on our behalf to cardholders and process the transactions from the use of these cards by the cardholder(s). They can also transfer money from various locations throughout the United States including Money Gram and Western Union, stores and other locations for deposit on the cards of the cardholders. We refer to these retail locations where money can be transferred, or loaded, onto our cards as points of presence or POPs. To date, our relationship with all of the POPs that we have access to have been established through our third party processors. We generate revenue through user fees that may involve a monthly flat fee and/or a transaction fee for each transaction processed.

Our prepaid debit cards are presently marketed through sales channels that primarily target the unbanked or under banked market, which consists primarily of those customers who cannot qualify for a credit card or bank account or who are otherwise unattractive to banks, such as people who have no credit history or very low income. We market our product through sales channels to large business entities with a significant number of unbanked or under banked employees. The employers then distribute these cards to their employees who do not have a bank account. Then the employer directly deposits the employee’s net payroll onto the card thus avoiding the time and expense of issuing and distributing payroll checks. We also issue cards for a variety of different markets and demographics such as travel cards and gift cards as well as others. We use an interactive activation system for automated activation of cards and customer relationship management technology. We also have access to networking software that supports a network to allow cash to be loaded onto cards.

We are also marketing the licensing of a debit card software solution to financial institutions as well as independent sales organizations (ISOs) who wish to offer their own debit card program. We intend to sell these programs either directly or through distributors in non-U.S. markets.

Joint Venture Agreement

On September 2, 2006, we entered into a joint venture agreement with Information Services Group Inc. for the formation and operation of a jointly-owned joint venture corporation. On September 15, 2006, Transaction Data Management Inc. was incorporated as that jointly owned corporation. Notwithstanding, the first project contracted for as part of the FNDS3000/Information Services Group Joint Venture Agreement will continue to be managed and owned by Transaction Data Management Inc. under the new agreement.

Purchase Agreement

On October 17, 2006, we entered into an agreement to purchase Information Services Group’s 50% interest in Transaction Data Management Inc. Payment obligations under this agreement are in stock and cash and tied to certain performance criteria. Initial cash requirements are expected to be $350,000 with a further $650,000 and stock payments that are directly tied to certain performance criteria. We initially invested $100,000 and the further $50,000 will not be paid until the conditions for that payment are met. That condition is the receipt by our company of an ongoing purchase order from a certain company, issued to Transaction Data Management Inc. relating to our first planned project. We have entered into the agreement to create Transaction Data Management Inc. to obtain support from Information Services Group Inc. for our personnel, management and related needs as well as to obtain support with our client contracts, purchase orders and business development.

Asset Purchase Agreement

In July, 2008, we entered into an Asset Purchase Agreement (the “July 2008 Agreement”) whereby we acquired certain assets from Atlas Merchant Services, Inc. (“Atlas”), an Atlanta-based company, engaged in marketing merchant acquiring services and prepaid card programs. Included in the acquisition were contracts with backend processing companies, two real property leases, all intellectual property used by the seller, various computers and computer serves and the assumption of various limited liabilities.

In consideration for the assets under the July 2008 Agreement, the Company paid the Atlas $1,000,000 in cash payable in four equal separate installments on the date of closing, prior to March 31, 2009, prior to June 30, 2009 and prior to June 30, 2010. In the event that certain financing statements are not terminated by the seller, then the Company is not obligated to make the payments due March 31, 2009, prior to June 30, 2009 and prior to June 30, 2010. The Company issued the seller 3,000,000 shares of common stock and the Atlas may receive up to an additional 2,000,000 shares of common stock if certain monthly gross margin targets are achieved. The Company has the right of first refusal to purchase all shares that the seller may resell. The Company utilized cash on hand in connection with the acquisition of these assets

In connection with the acquisition, the Company entered into an employment agreement with Victor F. Gerber for a term of three years pursuant to which Mr. Gerber was appointed as an Executive Vice President. Mr. Gerber shall receive a salary of $150,000 and an annual bonus to be determined by the Board of Directors. If Mr. Gerber’s employment with the Company is terminated by the Company without cause at any time prior to July 1, 2011, Mr. Gerber shall receive from the Company severance pay in an amount equal to the greater of his then-current base compensation in effect at the time of such termination through either June 30, 2011 or eighteen (18) months from the date of notice, whichever is greater, in a lump sum payable no later than the termination date. In the event of a corporate transaction (ie., any merger or sale resulting in the issuance of 40% or more of the outstanding shares of the Company), the amount of severance pay will be equal to his then current base compensation for 24 months plus any annual bonus due plus all paid time off in a lump sum payable no later than the closing date of the corporate transaction.

Description of Debit Card Products

In the U.S., we market debit card programs supplied by third party vendors to our customers. These cards allow the cardholder to withdraw cash at over 750,000 ATM’s or make purchases at more than 5,500,000 locations worldwide. Our card can be used at any location on the STAR™ ATM network and at other locations utilizing credit card services or with ATM functions. Throughout the United States, STAR™ offers security, access and convenience, whereby participating financial institutions and their cardholders access ATM and PIN-secured point-of-sale (POS) debit card access throughout North America.

In non-U.S. markets, we market prepaid debit card programs where we both issue the card through sponsor banks as well as process the transactions caused by the use of the cards on software that we have licensed from a third party. We use or will use financial transaction networks within each country to acquire and switch the transactions from the point of origin (such as an ATM or POS device) to us for approval, and then back to the point of origin for completion of the transaction. We will co-brand these cards with either MasterCard or VISA and they can be used at virtually any ATM or POS device.

Our card is PIN activated and a cardholder can withdraw cash and check balances on the card any ATM on the Cirrus TM network, as well as via the internet or by a toll free phone call. The card does not require a name to be embossed on the card and it is available in a one or two card set. The card can be used for money transfers, as a debit card or to withdraw cash via ATM networks or as a payroll card. The card can be loaded with money from anywhere in the world via the internet or by cashier’s check or money orders via mail. Transaction accounts are registered with and insured by the Federal Deposit Insurance Corporation, which protects the first $100,000 of deposits that are payable in the United States.

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

Many customers in the unbanked or under banked market seek to transfer money from the country they are working in to their family or friends residing in other countries. Our program offers a convenient card to card transfer method wherein funds are transferred from the primary card to the second card. The cardholder can initiate the card to card transfer by a telephone call, or at an ATM or through our web interface.

FNDS3000 Payroll Program

Our Payroll Program provides employers with the ability to load an employee’s pay onto a stored value MasterCard debit card. The employee can access their employment earnings at any ATM, pay bills by telephone, make point of sale purchases and purchase goods and services over the internet.

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

The FNDS3000 Payroll Program includes an internet based employer payroll interface where the employer can carryout such things as issuing or assigning new FNDS3000 prepaid debit cards to an employee or other payment recipient, load cards from their payroll accounting system, manage accounts and other payroll functions. This card product is marketed to employers who have seasonal, weekly, or widely dispersed employees or employees who change work location regularly. The Payroll Program can be marketed to employers and payroll services, both domestically and internationally, as a low cost means of paying employees instead of a check.

In addition, all of the above products can be operated under the FNDS3000’s license and application service provider (ASP) product offerings designed to support these and similar applications.

Manufacture and Mechanics of Products and Services

Our cards are manufactured and printed at the facility authorized by the card association under which the card is issued. In the U.S., we will receive will order and receive these cards through our processor vendors. In non-U.S. markets, we will have a direct relationship with the card manufactures for fulfillment of card orders. The printing of our cards occurs after the card program has received approval from:

1.	the card association,

2.	the particular bank issuing the card, and

3.	in the U.S., the processor.

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

Cards that are issued in connection with our Payroll Program are not typically purchased by the customer, but are distributed by an employer as a means for the employer to directly deposit a employee’s earnings, rather than writing and mailing a paycheck. The packaging of this card product will be less informative, but employees will receive documents clearly outlining the usage of the card as a payroll and customer device to be distributed to employees participating in the payroll program.

Following distribution of the respective cards, the customers will be able to begin carrying out transactions with the cards. Fees are generated in a variety of ways as discussed under the section “Transaction Fees and Revenue Generation”.

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

We attempt to identify a demand for a particular type of card program based upon our understanding of the marketplace or direct requests from customers. If a program requires a MasterCard logo, we must work with the particular bank who makes an application to MasterCard for approval of the program. This process generally takes six or more weeks once all procedures are completed. It then takes an additional thirty days for the cards to be manufactured and issued. In the U.S., we currently outsource all of our processing of the card transactions to third parties. We installed a licensed processing platform in South Africa during September 2008. We launched our first payroll card program in South Africa via a beta test phase and went into full live production in November 2008. The issuing of our initial Diamond Cash Card is a significant milestone in our corporate history.

Allocation of Risks

We believe that the majority of risks associated with our services are primarily borne by the banks and the processors in the U.S. and to some degree banks in non-U.S. markets as we are the processor in those markets. For some of our programs and arrangements, the risks are limited to the associated bank. For other programs and arrangements, we may be exposed to the risks associated with the card products such as fraud. In each program and arrangement, controls are placed at each level of the transaction to minimize the risk to each individual party. Each program and arrangement has a different method of managing risk to each individual party.

We have experienced no fraud to date, however this condition is likely to change if our products become more widely used. We intend to continue to take steps to minimize our risk of losses due to fraud. Transactions using our debit cards involve a cash-on-cash transaction. Most transactions involving a debit card require possession of the card and the entering of the correct PIN. Most fraud in this area occurs in situations where the PIN and card have been stolen or otherwise compromised and in some cases via processor error. In the event of a processor error, risk and loss is the responsibility of the processor. In the case of hologram cards, such as MasterCard branded debit cards, the risk of fraud is primarily the responsibility of our company. In the case of cards issued through a FNDS3000 branded partner program, the sales channel partner shares fraud risk with us. The largest component of risk generally arises from cards issued to cardholders who have the intent to defraud.

If a bank fails to pay for a transaction or settlement amount or falls behind in their compliance with the regulations of the network or processor, MasterCard or the network association can shut down the bank and all cards.

Card Associations: MasterCard

Card associations sponsor certain types of card programs. All of the cards we market that have a hologram logo on the front require approval from the card association holding the trade mark for the hologram logo. We obtain access to the network of financial institutions and linked ATM’s and POS systems through an arrangement among banks, transaction processors and MasterCard though various third party processors in the U.S and through sponsorship financial institutions in non U.S. markets. Our third party providers, through licenses and other arrangements, provides access to most networks making it unnecessary for us to negotiate access to each of the individual networks separately. As our customer base grows, we intend to analyze the cost savings of direct network access. However, the large processors that provide processing services have a large cost structure based on high volume and we expect that it will be some time before we will contemplate direct network access.

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

Processors

Processors collect money and handle financial transactions among the banks, distributors and customers. Banks require that an approved processor have a relationship with the Third Party Policy or ISO so that all of the customer transactions are tracked and debits/credits to the customer card accounts are properly adjusted. The terms of these contracts articulate how we work with the processor to address fraudulent use of the cards, how any potential shortfall is addressed for a legitimate customer load and the availability of customer service information. The processor has necessary regulatory and banking approvals to conduct transactions from point of sale terminals and banks to apply credits and debits to the customer cards. We have relationship with various third parties to provide processing services in the U.S., while we intend to be the processor in non-U.S. markets. In the U.S., the third party processors of our company’s transactions are responsible to facilitate customer reconciliations. We pay a fee to the processor for the initial set up of the card program and the processor charges a fee to the customer for certain transactions performed by the customer. These fees are collected by the processor and distributed to the appropriate party. Fraud risk is minimized in lower floor limits (the ability of a store to process a transaction without a “real time” verification of the card balance), and the fact that these cards are intended to be used within certain national jurisdictions. Fraudulent use of cards is governed by the checks and velocity use parameters that are in place. The processor has a schedule of fees for services provided to the card holder. We are charged these fees, and pass them onto the customer each time a transaction occurs.

Distribution Partners

Distributors determine the type of card program they want to sell to end users or sub distributors. The relationship to the entities responsible for selling the card products to the employer or end customer can be typified by a modified wholesale sales model. The distributor sells the card program to an employer, we process the transaction from the use of the card and collect the associated fees we pay the direct costs and the resultant gross margin is then divided on a negotiated basis between us and the distributor. Each entity in this chain is free to establish the margins; we simply offer suggestions regarding market trends. We seek to utilize a variety of distribution partners to distribute our products. Generally the agreements call for a share in the gross margin of all the programs that the distributors sell.

Outsource/Design/Packaging Services

We plan to design the majority of our products internally by retaining the services of consultants with the help of outside vendors experienced in the industry. These persons would also provide production and packaging services for us. By using both internal and external sources for this activity, we use this redundancy to reduce dependence on individual sources for our product’s design and manufacture.

Industry Overview

The acceptance of credit and debit cards by customers in the United States and certain other markets has steadily increased over the past ten years. In order to remain competitive, small and larger businesses have embraced credit and debit cards as a necessity to their future success. According to CARDWEB.com, trade publications and the United States payment Card Information Network, “there are perhaps as many as 60 million unbanked customers in the United States. Analysts estimate this group of un-banked customers spends over $15 billion annually in check cashing and other financial services.” The numbers are substantially larger worldwide when you include the populations of Africa, Europe, India and China, among others. These individuals may be unable to avail themselves of traditional credit and banking channels or to obtain a debit or credit card for a number of reasons such as, recent immigration to the United States, bad credit history, lack of credit history due to divorce or age (i.e. students) or recent emergence from bankruptcy etc. Prepaid debit and cash cards are attractive alternatives to these individuals.

The difference between an unbanked or under banked customer using debit cards and a prime customer using debit cards is that the prime customers debit card is linked to the individual’s bank account at a bank where the customer has a checking or savings account. The unbanked or under banked customer’s card is linked to a pool account established as a depository for all funds linked to the Bank Identification Number supplied by the bank. Each customer’s card is a sub account in the larger pooled account.

Regularly, an unbanked or under banked customer is not able to open a bank account for a variety of reasons such as a low FICO score or a history of bouncing checks. A FICO score is a credit score developed by Fair Isaac & Co., which is a method of determining the likelihood that credit users will pay their bills. By obtaining a FNDS3000 debit card, the unbanked or under banked customer is able to utilize FNDS3000’s pooled account as a depository with the issuing bank of the FNDS3000 card. This card account becomes the sub-prime customer’s account where their money is stored, as opposed to a prime customer who simply opens an account at that bank in their own name.

Both prime customer and unbanked or under banked customer accounts are a cash-on-cash transaction, meaning both customers must have money in their respective accounts to use the debit card.

The FNDS3000 prepaid debit card products are designed for unbanked or under banked customers and work in ways similar to other debit cards with several differences. FNDS3000 debit cards can have cash loaded on the card at retail locations, have a flexible features list (particularly through FNDS3000 sponsored partner card programs) and they can be marketed and used by employers and other channels in innovative ways.

Services offered to small business and unbanked or under banked customers.

Small businesses and unbanked or under banked customers have traditionally been under-served or ignored by traditional financial institutions. When services have been available to this market segment, they tended to be at a price premium or offered in ways that represented barriers to certain groups. From an industry perspective, this was a product of higher perceived risk potential for liability for fraud, charge-backs and other losses. Debit cards substantially reduce that risk and allow for more competitive terms to be offered to small businesses and unbanked or under banked customers alike.

Technology

In the U.S., we use third party suppliers that for the most part have developed their own technologies. In non-U.S. markets, we are utilizing technology developed by World Processing Ltd. Such technology is cost effective, even at low volumes of transactions due to its relatively low cost of development and ease of implementation. It is intended that this platform will allow us to offer debit card programs at a competitive price yet still generate a positive gross margin on most transactions. This technology has been certified by STAR™ and currently processes transactions from 480,000 cardholders.

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

We believe our focus on employers and unbanked or under banked clients gives us a competitive advantage over larger competitors that have a broader market perspective. With the launch of our first payroll card program in September 2008, it gives us a significant competitive advantage in the prepaid debit card market. Where closed loop card programs are prevalent in the African market, there are few card processors that have the ability to issue official association branded cards.

Growth Strategy

We plan on increasing our revenues by issuing payroll cards through our distributors to our existing backlog of customers in South Africa. We intend to offer our products in additional countries in Africa and the Middle East during 2009. We also intend to offer additional product offerings such as card to card transfer of funds and SMS messaging that will add more revenue per card not only in the United States, but in foreign markets, particularly Africa, Europe, India and China. Our success will be largely dependent upon the marketing of our products to a variety of markets, the offering of additional products and/or services and increased relationships with card association companies, banks and distributors.

Employees

Our company is currently operated by Michael Dodak as our Chief Executive Officer, Joseph McGuire as our Chief Financial Officer and Treasurer, David Fann as our President and Secretary, Victoria Vaksman as our Executive Vice President of Europe, Middle East and Africa, Vic Gerber as our Executive Vice President of the Americas and Joe Tumbarello as our Chief Operating Officer. The Company has approximately 20 full time employees. We intend to periodically hire independent contractors to execute our marketing, sales, and business development functions. Our company will hire employees when circumstances warrant. As we have begun processing operations in South Africa, we intend to hire between 6 and ten individuals who will reside in South Africa and include operational, administrative, customer service and IT personnel.

Intellectual Property

Other than our website, we do not own any intellectual property. An increasing number of patents are being issued to third parties regarding money and debit card processes. Future patents may limit our ability to use processes covered by such patents or expose us to claims of patent infringement or otherwise require us to seek to obtain related licenses. Such licenses may not be available to us on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on our business.

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

U.S federal anti-money laundering laws apply to the operation of our business. We comply with all government regulations applicable to the federal anti-money laundering laws. For our prepaid debit card business, we run each applicant for the card through an anti-terrorist list through an outside vendor and will only issue cards to those that pass the verification process. We also monitor such items as the amount of money loaded on cards. If the money loaded onto a card exceeds pre-determined levels, then an exception report is generated. We monitor how often each card is used and, if the money is transferred to other parties, how much is transferred. For the items that we monitor, we use pre-set trigger points, which, if met, will generate exception reports. After analyzing the exception reports we notify the appropriate authorities of any suspicious activity. Other parameters, such as maximum transfer amounts and ATM withdrawals amounts, govern the use of accounts where applicable or mandated. We also comply with the rules and regulations of the financial networks we have access to though supplier relationships.

ITEM 2.	DESCRIPTION OF PROPERTIES

Our executive and corporate office is located at 818 A1A North, Suite 201, Ponte Vedra Beach, Florida, United States 32082. Our telephone number at the corporate office is (904) 273-2702. In the second quarter of 2008, in anticipation of the launch our first payroll card program in South Africa, we added office space for our South African operations in Johannesburg, South Africa, which we expect to further expand. In July 2008, via the acquisition of the assets of Atlas Merchant Services, Inc., we now rent facilities in Knoxville, Tennessee and Atlanta, Georgia, on a year to year basis.

ITEM 3.	LEGAL PROCEEDINGS

As of December 3, 2008, we know of no material, existing or pending legal proceedings against our company. On October 02, 2007 we filed a lawsuit in Dallas, Texas for breach of contract against Information Services Group, Inc and its owner, Ken Blow. We have asked for specified damages of $438,090 as well as additional unspecified damages. The proceedings have moved to mediation which we expect to take place in early 2009. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On January 12, 2007, the Company completed an SB-2 registration statement of its 1,887,802 common shares outstanding as of that date. Our common stock is currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “FDTC.OB”. As of December 3, 2008, there were 28,590,192 shares of the Company’s Common Stock ($0.001 par value) issued and 26,590,192 shares outstanding.

The Company filed a Certificate of Amendment to its Certificate of Incorporation (“Amendment”) with the Secretary of State of the State of Delaware that was effective January 7, 2008. The Amendment was filed to effect a forward split of the issued and outstanding common shares of the Company, whereby every share of common stock held was exchanged for two shares of common stock. Immediately after the Amendment was filed, our authorized common share total increased from 35,000,000 to 70,000,000 shares of Common Stock ($0.001 par value), and the 5,000,000 shares of Preferred Stock ($0.001 par value) remained the same. The Company does not currently have any shares of its Preferred Stock outstanding. On January 7, 2008, the Company also increased the authorized shares from 70,000,000 to 100,000,000 shares of common stock. The current and prior year shares balances have been retroactively restated to present the 2 for 1 stock split effective on January 7, 2008.

On December 3, 2008, there were approximately 60 registered holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low closing price per share of our common stock (adjusted for the 2 for 1 stock split effective January 7, 2008:

	Fiscal 2009:		Fiscal 2008:		Fiscal 2007:
Price Range	High	Low	High	Low	High	Low
First Quarter	$0.51	$0.25	$0.82	$0.70	$0.00	$0.00

Second Quarter			$0.80	$0.56	$0.00	$0.00

Third Quarter			$0.55	$0.18	$0.82	$0.75

Fourth Quarter			$0.51	$0.30	$0.84	$0.58

Fiscal Year			$0.82	$0.18	$0.84	$0.58

As of December 3, 2008, approximately 24,365,550 shares of issued common stock and approximately 22,365,550 shares of outstanding common stock are eligible for sale pursuant to Rule 144 under the Securities Act of 1933. Rule 144, as currently in effect, allows affiliates who have beneficially owned shares of a company’s common stock for at least six months to sell within any three month period a number of shares that does not exceed the greater of:

(1) 1% of the number of shares of the subject company’s common stock then outstanding; or

(2) the average weekly trading volume of the subject company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the subject company.

Under Rule 144(k), a person who is not one of the subject company’s affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Non-affiliates of the company hold approximately 11,304,771 of our common shares under rule 144(k).

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. “Penny stock” is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

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

Sales of Unregistered Securities since inception.

During the fiscal year ending August 31, 2007, we sold 1,960,000 shares of common stock through private placements, which raised approximately $979,900, of which 300,000 were issued in September, 2007.

During the fiscal year ending August 31, 2008, we sold 10,364,572 shares of common stock through private placements, which raised approximately $3,369,000.

On October 24, 2006, we sold an aggregate of 500,000 units of our common stock to one subscriber at an offering price of $0.50 per unit for gross offering proceeds of $250,000. We issued the units to the subscriber as an accredited investor (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share.

In December 2006, we issued an aggregate of 1,260,000 units of our common stock to seven subscribers at an offering price of $0.50 per unit for gross offering proceeds of $630,000 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share.

In May 2007, we issued an aggregate of 400,000 units of our common stock to seven subscribers at an offering price of $0.50 per unit for gross offering proceeds of $200,000 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share.

In August 2007, we sold an aggregate of 300,000 units of our common stock to one subscriber at an offering price of $0.50 per unit for gross offering proceeds of $150,000 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share. These shares were issued in September 2007 and were reflected at August 31, 2007 as common stock payable in the amount of $149,900, net of $100 offering cost.

In September, 2007, we issued an aggregate of 200,000 units of our common stock to one subscriber at an offering price of $0.50 per unit for proceeds of $75,000, net of $25,000 in offering costs. We issued the units to the subscriber as accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.313 per share.

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

In February 2008, we sold an aggregate of 640,000 units to two subscribers at an offering price of $0.625 per unit for proceeds of $400,000, net of $0 in offering costs. The subscribers that participated in this offering were accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) and, as such, we relied on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one common share purchase warrant. Each common share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.875 per share. The Company issued these securities on March 13, 2008.

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

In June 2008, we issued an aggregate of 486,000 units of our common stock to four subscribers at an offering price of $0.25 per unit for gross offering proceeds of $121,000 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.25 per share.

In July 2008, we sold an aggregate of 958,572 units to two subscribers at an offering price of $0.35 per unit for proceeds of $342,500, net of $0 in offering costs. The subscribers that participated in this offering were accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) and, as such, we relied on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our company and one common share purchase warrants. Each common share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.70 per share. The Company issued these securities August 29, 2008.

On October 29, 2008, we entered into a Note Purchase Agreement (the “Agreement”) with Sherington Holdings, LLC (“Sherington”) for the sale of a secured convertible promissory note in the principal amount of $320,000 (the “October 2008 Note”). Pursuant to the terms of the Agreement, the Company and Sherington closed on the sale and purchase of the October 2008 Note on October 31, 2008. The October 2008 Note bears interest at 10%, matures December 13, 2008 and is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.25 per share. The Company may only redeem the October 2008 Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average. As of the October 29, the Company is obligated on the October 2008 Note issued to Sherington. The October 2008 Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company. The Company’s obligations under the October 2008 Note are secured by all of the assets of Atlas Merchant Services LLC, a wholly owned subsidiary of the Company, as well as the membership interest of Atlas LCC held by the Company. The October 2008 Note was offered and sold to Sherington in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On December 1, 2008, we entered into an Amended and Restated Note Purchase Agreement (the “Amended Agreement”) with Sherington Holdings, LLC (“Sherington”), which amended the Note Purchase Agreement entered by and between the Company and Sherington on October 29, 2008 (the “Original Agreement”). The Original Agreement provided for the sale of a secured convertible promissory note in the principal amount of $320,000 (the “October 2008 Note”). Pursuant to the terms of the Original Agreement, the Company and Sherington closed on the sale and purchase of the October 2008 Note on October 31, 2008. The Amended Agreement provided for an increase in the principal amount of indebtedness subject to the Amended Agreement from $320,000 to $1,000,000. On December 1, 2008, the Company issued that certain Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “December 2008 Note”) and the December 2008 Note replaced the October 2008 Note, and the October 2008 Note was cancelled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000.

The December 2008 Note bears interest at 10% and matures on the earliest of the close of business on December 31, 2009; upon or after the occurrence of an event of default; or, if Sherington shall not have purchased 8,000,000 shares of the Company’s common stock on or before January 5, 2009 pursuant to the Equity Agreement discussed below, on February 28, 2009. The December 2008 Note is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.25 per share, which conversion price may be adjusted in accordance with the terms of the December 2008 Note. The Company may only redeem the December 2008 Note with the written consent of Sherington.

The Company’s obligations under the December 2008 Note are secured by all of the assets of Atlas Merchant Services LLC (“Atlas”), a wholly owned subsidiary of the Company, as well as 100% of the membership interest of Atlas.

Also, on December 1, 2008, the Company and Sherington entered into a Securities Purchase Agreement (the “Equity Agreement”) with Sherington pursuant to which Sherington has agreed subject to the satisfaction of all conditions to closing set forth in the Equity Agreement and as described herein to purchase and the Company has agreed to sell 8,000,000 shares of common stock (the “Shares”) and a warrant to purchase 30% of the issued and outstanding shares of the Company on a fully diluted basis (the “Warrant”) at an exercise price of $0.35 per share. The purchase price for the Shares and the Warrant is $2,000,000. The parties intend to complete the purchase of the Shares and the Warrant on or before January 5, 2009 or such other mutually agreeable time. As a condition to closing the transaction, the Company is required to execute a registration rights agreement, and certain shareholders of the Company are required to execute a voting agreement. The Equity Agreement may be terminated by mutual consent of both of the parties, by either party if the other party has materially breached the Equity Agreement and by Sherington if any of the following occur:

•

Sherington is dissatisfied, in Sherington’s sole discretion, with the results of its ongoing due diligence investigation of the Company’s business, assets, operations, properties, financial condition, contingent liabilities, prospects and material agreements.

•	certain license agreements, if deemed necessary by Sherington in Sherington’s sole discretion, are not amended to the satisfaction of Sherington, in Sherington’s sole discretion.

•	certain management employment agreements, if deemed necessary by Sherington in Sherington’s sole discretion, are not amended to the satisfaction of Sherington, in Sherington’s sole discretion.

Securities authorized for issuance under equity compensation plans:

The following table presents the equity compensation plan information at August 31, 2008. A description and highlights of the 2008 Incentive Stock Plan can be found in Part 3 – Item 10 of this report.

Equity Compensation Plan Information at Fiscal Year End
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,970,000	$0.432	30,000
Equity compensation plans not approved by security holders	—	—	—

Total	4,970,000	$0.432	30,000

Repurchases

The Company has not made any repurchases of its common stock.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Our Management, Discussion and Analysis (“MD&A”) is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Comparison of Results of Operations for the Fiscal Years Ended August 31, 2008, 2007 and for the period January 24, 2006 (the date of inception) to August 31, 2006

We have financed our operations since inception primarily through private sales of securities. As of August 31, 2008, we had $317,077 in cash, and working capital deficit of $751,166.

Results of Operations

Our Company’s loss before taxes for the period from January 24, 2006, the date of inception, to August 31, 2006 was $40,868, for the year ending August 31, 2007 it was $2,757,265 and for the year ending August 31, 2008 it was $3,476,035.

Revenues and Cost of Revenues

Revenues and cost of revenues for the period from January 24, 2006, the date of inception, to August 31, 2006 were $25,000 and $2,000, respectively.

Revenues for the year ending August 31, 2007 were $33,030 of consulting revenue. Cost of revenues for the year ending August 31, 2007 was $50,324.

Revenues for the year ending August 31, 2008 were $188,158, comprised of $157,710 residual fee income primarily from the Priority and Elavon agreements, $14,404 equipment sales related to the Atlas Restaurant Online Ordering product, $7,618 customer service fees, $4,280 Gateway service fees and $4,146 of other fee income. Atlas revenues for July and August contribute approximately $162,200 to total revenues. Cost of revenues for the year ending August 31, 2008, was $61,987 and is comprised of $31,404 of commission fees related to the Priority and Elavon revenue, $12,375 of equipment related to the Atlas Restaurant Online Ordering product and $8,411 for cards for the debit card program. The remaining balance of $9,797 is comprised of fees related to processing, customer services, supplies and other miscellaneous expenses.

Operating Expenses

Operating expenses for the period from January 24, 2006, the date of inception, to August 31, 2006 were $63,868.

Operating expenses for year ending August 31, 2007 were $2,363,971 and were comprised of equity-based compensation for consulting fees of $1,580,422, salaries and related expenses of $339,956, other consulting expenses of $206,633, travel expenses of $113,330, commission expense of $40,492, bad debt expense of $17,000 and other general expenses totaling $66,138.

Operating expenses for year ending August 31, 2008 were $3,578,573, an increase of $1,214,603 as compared to the year ended August 31, 2007. Components included equity-based compensation for management compensation and various consulting fees of $1,384,638, salaries and benefits of $1,234,327, impairment cost of $226,741 related to the unamortized capitalized software costs, depreciation and amortization expense of $131,263, travel expenses of $307,097, professional and other consulting fees of $207,984 and other general expenses totaling $86,523.

Stock-based compensation decreased $195,784 (12.4%) as compared to the year ended August 31, 2007. Contributing to this difference is a reduction is stock grants to key employees and a reduction in investor relations services. Offsetting this reduction is an increase related to the vested portion of stock options of approximately $312,000.

Salaries and benefits expense, including accrued payroll and benefits, increased $894,371 (263.1%) as compared to the year ended August 31, 2007. Atlas incurred expense of approximately $92,000 during July and August. The South Africa management and operations incurred approximately $376,300 during its first year of development. Also, due primarily to salary increases for the Company’s executive management (see Form 10-KSB Item 10. Executive Compensation), the Ponte Vedra office incurred approximately $406,000 compared to approximately $340,000 for the year ended August 31, 2007. Other factors for the increase include increased payroll taxes and an increase of approximately $20,000 for the 401(k) match.

Travel expense increased $193,767 (171.0%) as compared to the year ended August 31, 2007 due to the expansion into South Africa.

Professional and consultant fees increased $1,351 (0.7%) as compared to the year ended August 31, 2007.

Amortization and depreciation expense increased $129,954 (9,927.7%) as compared to the year ended August 31, 2007. Due to the acquisition of Atlas, wherein the Company purchased intangible assets valued at $2,036,599, the Company incurred amortization expense of $84,858. Additionally, due to the purchase of computers for the South Africa location, we incurred $38,348 of depreciation expense. The remaining depreciation expense is related to assets located in the U.S.

Commission expense decreased $32,142 (79.4%) as compared to the year ended August 31, 2007 as the private placement offering costs for the fiscal year ended August 31, 2008 were funded with the Company’s common stock, rather than cash.

We incurred no bad debt expense during the year ended August 31, 2008, whereas $17,000 was incurred during the year ended August 31, 2007.

Other administrative costs increased by $13,345 (20.6%) as compared to the year ended August 31, 2007.

Other Income/(Expense)

There were no other income or expense items for period from January 24, 2006, the date of inception, to August 31, 2006.

For the year ended August 31, 2007, the Company incurred a loss of $376,000 due to a write-off of our investment in a joint venture.

For the year ended August 31, 2008, the Company earned interest income of $9,291 which was offset by interest expense of $23,120, a loss of $8,121 due to currency translation, and a loss of $1,682 due to the disposal of two laptop computers.

Customer Relations

Our content providers provide all back up and product related customer service, interfacing with our support team. We attempt to keep detailed records of every sales contact, including source of inquiry, client needs, employment and income if available.

Handling of all customer service is currently provided by the outsource customer service provider through our third-party supplier. In this way our customer service functions are scaleable, bilingual and can be managed to handle one or multiple programs. We expect to incur between approximately $90,000 and $130,000 on customer relations in the next twelve month period.

Purchase or Sale of Equipment

We anticipate needing to purchase computer hardware and software for our ongoing operations

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

Agreements with Global Cash Card

On April 14, 2006, we entered into a consulting agreement with Global Cash Card and an affiliate of World Processing, Ltd. under which we provide management consulting services in regards to operations, finance and business strategy.

On May 3, 2006, we entered into an agreement with Global Cash Card where we can utilize their processing platform to issue prepaid debit cards as an independent sales organization (“ISO”). Further, the agreement grants our company with the right to sell licenses for the use of their software. The software acquires, authorizes and records debit card transactions of our customers, and the end-users of our customers. We will utilize their processes and procedures to market either their prepaid debit card or our own prepaid debit card. Through this arrangement we also gain access to MoneyGram loading sites and other services.

LIQUIDITY AND CAPITAL RESOURCES

Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception and this is likely to continue into and through a portion of 2009. Management projects that we may require an additional $2,500,000 to $3,000,000 to fund our operating expenditures for the next twelve month period.

Our cash on hand as of August 31, 2008 was $317,077. As of August 31, 2008, current assets totaled $498,841 and current liabilities totaled $1,250,008 with a working capital deficit of $751,167. On August 31, 2007, our cash on hand was $34,238, current assets were $48,373 and current liabilities were $69,339, resulting in a working capital deficit of $20,966.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the years ended August 31, 2007 and August 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Operating Activities

Operating activities utilized cash of $1,671,415 for the year ending, August 31, 2008. The cash used during the period was largely the result of the net loss from operations, and an increase in notes payable related to the Atlas merger and the Global Cash Card licensing agreement. We issued an additional 1,650,770 shares of common stock in exchange for management and consulting services of approximately $1,011,982 and incurred costs of $312,156 related to option and warrant grants which had met certain vesting and performance requirements.

Operating activities used cash of $735,168 for the year ending, to August 31, 2007. The cash used during the period was largely the result of the net loss from operations.

Investing Activities

During the year ended August 31, 2008, we used for investing activities $1,214,716. The licensing agreement with Global Cash Card utilized $847,438, the initial payment for the Atlas merger utilized $250,000 and $117,308 was utilized to purchase computer equipment for the South Africa operations.

During the year ended August 31, 2007, we used for investing activities $386,354, mainly from the write off of the investment in our joint venture.

Financing Activities

During the year ended August 31, 2008, we sold 10,714,572 shares of common stock through private placements, which raised approximately $3,369,000.

During the year ended August 31, 2007, we sold 979,900 shares of common stock through private placements, which raised approximately $979,900, of which 149,900 shares are in stock payable and were issued in September, 2007.

The Company follows the guidance in Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) for capitalizing software projects. Software costs are amortized over the expected economic life of the product, generally three years. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. We assessed the impairment of intangible assets with indefinite useful lives, specifically the software acquired during the acquisition of Atlas, and that review indicated that the fair value was less than the carrying value. As of August 31, 2008, the software was considered to be impaired and we recorded an impairment charge in our income statement.

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

We believe the following are the critical accounting policies used in the preparation of our financial statements:

Revenue Recognition, Deferred Revenue and Cost Recognition

Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant’s monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate ourselves for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants’ transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.

We follow the requirements of EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed.

In general, our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectability of the receivables is reasonably assured. More specifically, initiation fee revenue for our stored value cards are recognized when shipped, transaction fee revenue is recognized when the transaction is recorded, maintenance and financial float fees revenue are recognized when the products are used. Consulting fees are recognized as work is performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for stored-value cards is net 10 days from the date of shipment. The Company’s accounts receivable arise from our processing partners and are usually paid within 20 days from when the prior month’s invoices are due. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. We perform ongoing credit evaluations of all of our customers and generally do not require collateral.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account, and related bad debts are based upon our review of the collectibility of our receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Goodwill and Intangibles

We have capitalized intangible assets such as the purchase of the Global Cash Card software license and the Atlas customer list and software (i.e. the right to receive future cash flows related to transactions of these applicable merchants) and amortize accounts at the time of attrition. The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, require the completion of an annual impairment test with any impairment recognized in current earnings.

Stock - Based Compensation

We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Stock based compensation was determined using the historical fair value of the equity instruments.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123 “Accounting for Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statements of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The company has adopted SFAS 123R following the modified prospective method.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 , to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, which is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

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

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and our business before purchasing shares of our Company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. During our fiscal year ended August 31, 2008 we have generated $188,158 in revenue. As of August 31, 2008, we had cash of $317,077 and working capital deficit of $751,166. During our fiscal year ended August 31, 2007 we generated $33,030 in revenue. As of August 31, 2007, we had cash of $34,238 and working capital deficit of $20,966. We may never generate positive cash flow from operations, including during the year that is to end August 31, 2009. We estimate that we will require between $2,500,000 and $3,000,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

The fact that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ report in connection with our audited financial statements.

We have generated limited revenues since our inception on January 24, 2006. Since we are still in the early stages of operating our company and because of our lack of operating history, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant exposure in the market.

Between January 24, 2006 and our fiscal year ended August 31, 2006, we raised $197,000 through the sale of 1,885,604 shares of our common stock. For the year ended August 31, 2007, we raised $979,900 through the sale of 1,960,000 shares of our common stock and for the year ended August 31, 2008, we raised $3,369,000, net of expense, through the sale of 10,364,572 shares of our common stock. Based upon current estimates, we estimate our average monthly operating expenses in the future to be approximately $200,000-$250,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We can offer no assurance that we will be able to generate enough interest in our products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the years ended August 31, 2007 and August 31, 2008.

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

In order for our company to generate sales, we have established relationships with various parties including card associations that sponsor our card products, a bank that approves the issuance of the debit cards, and, in the U.S., processors responsible for accepting transaction information and keeping debit card accounts current, as well as contracts under which we provide management services and a contract with a distribution partner responsible for the distribution of the cards to their sales channels and client base, retail locations and POPs which provide sales and load locations. To date, we have entered into a supplier agreement with Global Cash Card Inc. to access transaction processing, association, network access and card accounts as well as selling us a license to install their processing platform worldwide excluding the U.S. We have entered into three distribution agreements as of August 31, 2008. However, in the U.S., through our distributors we have access to sponsoring banks. We are in the process of establishing direct relationships with banks and POPs which complete the relationships necessary for our company to conduct business. If any material adverse event were to affect our relationship with any entity, including a significant decline in their financial condition or a material rise in the cost of their services, such an event could adversely affect our results of operations. Additionally, if our existing relationship with any entity deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternate entity at prices currently charged by such entities, our results of operations could be adversely affected. We entered into an agreement in October 2007, with an additional distribution channel in Europe that indirectly brings us two additional sponsor banks.

If we were to lose our third party processor, the loss would substantially interfere with our ability to transact business.

We obtain our access to the network of financial institutions and linked ATM’s and point of sale systems through an arrangement among banks, as well as third party providers in the U.S. In South Africa we obtain our access to the network of financial institutions through a third party provider for ATMs and through MasterCard for POS transactions. Our agreements with these providers gives us operational access to relationships that allow us to access a package of other networks such as STAR™, Plus™, Cirrus™ in the U.S and through Bankserv in South Africa. If we lose our third party provider licenses these providers, we would be forced to separately negotiate access to each of the individual networks as well as to license processing software. Any down time associated with the loss of access to the networks could render our systems and cards, as issued, useless. Even if we were then able to negotiate third party processor agreements with the individual networks, we might not be able to do so in time to preserve our business name and customer relationships. Thus, the loss of third party processor relationships could put us out of business. Additionally, customers readily accept the MasterCard or VISA brand on debit cards. If we were to lose our ability to cause the issuance of cards under the MasterCard or other brands, we would lose substantial market acceptance for our products.

We currently rely upon our affiliated banks and partners to obtain and comply with all licenses and permits to conduct our business, and if we were required to obtain such licenses and permits independently, our company would most likely be unable to conduct business in that state due to the high costs associated therewith.

Approximately 45 states have established laws or regulations that require persons who load money onto debit cards or process debit card transactions to be licensed by the state unless that person has a federal banking charter and is operating from a licensed bank branch. We solely rely upon our processing providers to obtain licenses from the requisite banking regulators and to comply with all current state regulations in which we conduct business. We rely upon the licenses of our affiliated banks through these processing providers relationship with MasterCard or VISA to comply with all federal and state laws and regulations in the U.S. Some states may require us to obtain our own license to conduct money loading operations and debit card transactions. As a result, we may be required to apply for and obtain licenses in all of the states that we conduct business operations. Under such circumstances, we would be required to file an extensive license application in each state and post bonds to operate in those states which range from $100 to $16,500 per state excluding location fees. Some states may require us to post bonds in amounts between $25,000 to $2,000,000 for each license. We would also have to qualify to do business in each state in which we conduct business and thereafter file tax returns and be subject to service of process in each state. We can offer no assurance that we will be able to rely on the licenses and permits of our affiliated banks and partners so as to avoid licensing and bonding fees with each state that we conduct business in. If we are required to obtain one or more licenses and post bonds, our company may not have the cash flow to comply with such requirements and as a result, our company may be forced to suspend operations in that state which may result in a material adverse effect to our company.

Our point of purchase operators may subject us to liability if they fail to follow applicable laws.

We are certified as a third party processor in South Africa. Among other things, the agreements with our sponsor bank and MasterCard require us to comply with the Patriot Act and anti-money laundering laws or their equivalent in non-U.S. markets. If we violate or are accused of violating the law, such actions could compromise our credibility with our customers, issuing banks and state regulators, generally making it harder for us to do business. It could also cost us a great deal of money to investigate, defend and resolve such matters and jeopardize our relationship with our sole processor. We cannot be sure that we could afford such actions and be able to continue business operations.

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

We are dependent upon the use of electronic banking networks owned by suppliers, major financial services institutions and major banks to load value on the cards and record deductions against cardholders’ accounts. If we lose access to such networks by virtue of contact issues or changes in the laws or regulations governing their use, it could render our products useless.

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

If major banks begin to target the unbanked or under banked market, it will create substantial competition for us and our products and services.

We operate among major financial institutions, providing products and services designed to service the unbanked or under banked market. Large and small banks alike have traditionally not sought the unbanked or under banked market. This allows the symbiotic relationship between banks and small operators, such as our company, where the banks get access to the cumulative deposits of the cardholders, without the trouble of administering thousands of very small individual accounts of depositors. If banks decide to directly target the unbanked or under banked market before we are able to establish a strong foothold, we will not be able to compete with established banks which have substantially greater resources.

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

These and others could cause delays in launching card programs which could cause us to consume more cash, increase our need for outsourcing, increase costs of licensing technology, render cards unusable causing us to refund customers’ money and cause the card products to be returned. The delays may also impact our cash flow and profitability. Delays due to interfacing with technology at the POPs, delays in distribution, delays in revenue due to cards being used or delays in revenue due to training at the POPs level could each have a material adverse effect on our operations. Delays in revenue due to bank approvals of programs or changes in card programs could cause cards to become unusable and result in litigation.

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

FACTORS AFFECTING THE COMPANY’S OPERATING RESULTS

The Company’s business is subject to numerous factors affecting its operating results. In addition to the risk factors discussed above, the Company’s operating results may be affected by:

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

The termination of our contracts with our major customers could negatively impact our results of operations and may result in a significant impact to revenues.

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

We are authorized to issue up to 100,000,000 common shares, of which 28,007,562 shares are issued and 26,007,562 shares are outstanding as of August 31, 2008. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Because our officers, directors and principal shareholders control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

Our officers and directors, in the aggregate, beneficially own approximately 39% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. There are presently 11,304,771 shares of stock held by non-affiliates eligible for resale under Rule 144. In addition, non-affiliates may also sell a portion of their shares subject to volume limitations. As a result of our SB-2 registration statement in May 2007, a substantial number of our shares of common stock which have been issued have become available for immediate sale which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Also, we have a stock plan for directors and for officers, employees, consultants, and advisors. At August 31, 2008, an aggregate of 3 million shares were authorized for future grant under our stock plans, which cover stock options, stock awards, and shared performance stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares to satisfy stock option exercises. The 2008 Incentive Stock Plan (the “Plan”) is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements required by this item are incorporated herein by reference to the financial statements beginning on Page F-1 following the signature page.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Not applicable.

ITEM 8A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of August 31, 2008, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of August 31, 2008 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rule 13a-15(f).

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of the chief executive officer and the chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Directors, Executive Officers and Significant Employees

The following are our directors and executive officers and significant employees. Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal. Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael J. Dodak(1)	Chairman and Chief Executive Officer	61	October 23, 2006

Joseph F. McGuire(2)	Chief Financial Officer and Treasurer	50	July 18, 2008

David Fann(3)	Director and President	53	October 23, 2006

Victoria Vaksman(4)	Executive Vice President and Director	54	October 24, 2006

Victor Gerber(5)	Executive Vice President	51	July 3, 2008

Joseph Tumbarello(6)	Chief Operating Officer	51	June 1, 2007

Pierre Besuchet(7)	Director	76	May 17, 2007

Ernst Schoenbaechler (8)	Director	54	July 10, 2008

Michele DiMauro(9)	Director	38	November 15, 2007

Don Headlund(10)	Director	75	March 31, 2006

(1)	Michael J. Dodak was appointed as a director on January 24, 2006, resigned as a director as of March 31, 2006 and was reappointed as a director on October 23, 2006. He was appointed as our CEO on October 23, 2006 and Chairman of the Board of Directors on March 14, 2007.
(2)	Joseph F. McGuire was appointed as our Chief Financial Officer and Treasurer as of July 18, 2008.
(3)	David Fann was appointed as a director on January 24, 2006, resigned as a director as of March 31, 2006 and was reappointed as a director on October 23, 2006. He became President and Secretary on October 23, 2006.
(4)	Victoria Vaksman was appointed as a director on October 24, 2007 and became Executive Vice President for Europe, the Middle East and Africa on March 31, 2007.
(5)	Victor Gerber was appointed Executive Vice President for the Americas on July 3, 2008.
(6)	Joseph Tumbarello was hired as our Chief Operating Officer on June 1, 2007.
(7)	Pierre Besuchet was appointed as a director in May 2007.
(8)	Ernst Schoenbaechler was appointed as a director on July 10, 2008.
(9)	Michele DiMauro was appointed as a director on November 15, 2007.
(10)	Don Headlund was appointed as our President, Chief Executive Officer, Chief Financial Officer and director as of March 31, 2006. He resigned as Chief Executive Officer and President on October 23, 2006. He became our Treasurer as of August 8th, 2006. He resigned as Chief Financial Officer and Treasurer on July 18, 2008.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Michael J. Dodak – Chief Executive Officer and Chairman of the Board

Mr. Dodak is CEO and Chairman of the Board of Directors for FNDS3000 Corp. He was appointed as a director on January 24, 2006, resigned as a director as of March 31, 2006 and was reappointed as a director on October 23, 2006. He was appointed as our CEO on October 23, 2006 and Chairman of the Board of Directors on March 14, 2007. Mr. Dodak served as a director on the board of Envortus, Inc. until July 2007 and has been a director on the board of Solar Energy Initiatives since June of 2006. Mr. Dodak served as CEO and Chairman of the Board of Global Axcess Corp, a publicly traded company from October 2001 until September 2006 where he was responsible for the day-to-day operations of the Company. Global Axcess Corp was an independent operator and owner of automated teller machines through out the U.S. Prior to joining the Company, Mr. Dodak was Chief Executive Officer of Nationwide Money Services, Inc., an independent ATM network operator and services provider that was sold by First Data Corporation to Global Axcess Corp in June 2001. Mr. Dodak joined Nationwide Money Services, Inc. as a controller in early 1996. He assumed the various duties of a controller including the production of financial statements, budgets, and the development of the Money Services, Inc. database. In June 1997 he was promoted to CEO. He has Bachelor of Arts and MBA degrees from the University of California Los Angeles.

Joseph F. McGuire – Chief Financial Officer

Mr. McGuire is Chief Financial Officer for FNDS3000 Corp since July 2008. Mr. McGuire has extensive experience in numerous Wall Street investment vehicles and has been a chief financial officer in that environment since 1989. Prior to FNDS3000 Corp, he was chief financial officer and a director of American Access Technologies, Inc. from June 2000 until the acquisition of M&I in May 2007 when he became vice president and treasurer of the Company until September 2008. From 1998 until June 2000, he was chief financial officer for Hirst Investment Management, Inc.; from 1997 to 1998, chief financial officer for MHR Fund Management; from 1995 to 1997, chief financial officer for the Common Fund; from 1994 to 1995, chief financial officer for Link Strategic Investors; and from 1989 to 1995, chief financial officer for John Henry & Co., Inc. Prior to 1989, he held management positions with Dean Witter Reynolds, Paine Webber, Inc., and Price Waterhouse. He is a 1980 graduate of the University of Notre Dame.

David Fann – President and Director

Mr. Fann is President, Secretary and a Director for FNDS3000 Corp. He was appointed as a director on January 24, 2006, resigned as a director as of March 31, 2006 and was reappointed as a director on October 23, 2006. He became President and Secretary on October 23, 2006. Mr. Fann served as a director on the board of Envortus, Inc. until July 2007 has been a director on the board of Solar Energy Initiatives since June of 2006. Mr. Fann served as President and Director of the Global Axcess Corp, a publicly traded company since January of 2002 until September of 2006. While at Global Axcess Corp Mr. Fann was responsible for equity and debt financings totaling over $17 million and was responsible for investor relations. Prior to joining Global Axcess Corp Mr. Fann was the Chief Executive Officer and Chairman of the Board of TeraGlobal, Inc., a publicly traded company, from September 1998 through September 2000. He was president of TechnoVision Communications, Inc., a subsidiary of TeraGlobal, from November of 1995 to September 2000. He co-founded Totally Automated Systems Communications, a Unix-based communications company, and acted as Vice President of that company.

Victoria Vaksman – Executive Vice President and Director

Mrs. Vaksman joined FNDS3000 Corp as an Executive Vice President of Europe, Middle East and Africa operations in May 2007. Mrs. Vaksman had been a member of the Board of Directors for the prior six months. From September 2005, Mrs. Vaksman had been Managing Director of Omtool Europe, a UK based subsidiary of Omtool Ltd (NASDAQ: OMTL). Omtool is a provider of document-routing solutions and services that enable organizations to manage the capture, process, and delivery of mixed-mode documents. In May 2000 Mrs. Vaksman was Business Development Director and then Chief Executive Officer of Tilos, an independent Software Development Company which specialized in provision of BPM, Document Management and Business Intelligence Solutions for the financial sector. In January 1996, she founded and was Managing Director for Shared Objectives, a consulting and systems integration company. In February 1997, she joined the Board of BSW DATA, a privately owned software development company and a shareholder in Shared Objectives and was responsible for the expansion of both companies into the financial sector. BSW DATA and Shared Objectives were sold in December 1999 to DiData, an IT group trading on the London Stock exchange. From 1994 until 1996 Mrs. Vaksman worked as a Principal Consultant at Denel Informatics, and developed a commercial division focusing on provision of IT based business solutions for the Financial Sector. Mrs. Vaksman has a versatile international experience set and worked with multicultural teams in Europe, South Africa and Middle East. Mrs. Vaksman has an MS in Economics from the State Polytechnic University of St. Petersburg.

Victor Gerber – Executive Vice President

Victor F. Gerber is Executive Vice President of The Americas subsidiary of FNDS3000 Corp since July 2008. From July 2000 to June 2008, Mr. Gerber was President and CEO of Atlas Merchant Services Inc. From September 1997 until November 2001 he was a self-employed consultant providing, strategy and marketing advisory services for USA Processing Inc. From March, 1995 until September, 2005, Mr. Gerber was President and CEO of EZ Financial Group start-up company in Atlanta GA and was a major Agent Office for Cardservice International. From February, 1984 until March, 1994, he held various positions including Vice President of Marketing and Business Development for Sentron International Import Exporter of equipment and other Products. He holds a BA degree from Western New England College with emphasis in Government and Marketing.

Joe Tumbarello – Chief Operating Officer

Mr. Tumbarello is Chief Operations Officer for FNDS3000 Corp since June 2007. Mr. Tumbarello has extensive experience in transaction processing in the Healthcare, Merchant Acquiring and Prepaid Card issuing business. Mr. Tumbarello has over 30 years in financial transaction industry. From November 2002 until June 2007, Mr. Tumbarello was CFO/COO of CashTechCard Systems, Inc., a division of Cash Technologies, Inc. From July 2000 until November 2002, he was CFO for Cardservice

International. From February 1997 until July 2000, he was Vice President for First Data Merchant Services, a division of First Data Corp. From August 1990 until February 1997, Mr. Tumbarello was a Vice President of Showtime Networks Inc. and from November 1982 until August 1990, he was a Manager at Home Box Office. He holds a BS degree from State University of NY at Plattsburg in Management-1979 and a MBA from Baruch College-1990.

Pierre Besuchet – Director

Mr. Besuchet joined the FNDS3000 board in May 2007. Mr. Besuchet brings a wealth of experience in the finance area as he held senior management positions with various banks in Geneva Switzerland including UBS SA, Banque Nationale de Paris, Banca della Swizzera-Italiana-Geneva and Credit Suisse. He is also director of Faisal Private Bank (Switzerland) SA. In addition, Mr. Besuchet is a director of other European and U.S. companies. Mr. Besuchet founded Pierre Besuchet, Asset Management, Geneva, Switzerland in 1980, and has since acted as its managing director. Mr. Besuchet has over 40 years experience is asset management and investment banking research.

Ernst Schoenbaechler – Director

Mr. Schoenbaechler joined the FNDS3000 board in July 2008 and has over 38 years of experience in the banking industry. As a senior manager he was responsible for capital market business, securities, foreign exchange and money markets where he positioned Bankers Trust AG, Zurich, in the Swiss Capital Markets. In 1985 he founded his own finance company in Pfaeffikon, Switzerland, with subsidiaries in Canada and Luxemburg and became a pioneer in the then booming primary capital markets focused on trading for Asian borrowers. Later, his company concentrated more on venture capital deals and private placements. Since 2004, he has been an independent financial consultant working with various public companies. Mr. Schoenbaechler has also held (management) positions at Credit Suisse, Clariden Bank, UBS, Citibank and Manufacturers Hanover Trust.

Michele DiMauro – Director

Mr. DiMauro joined the FNDS3000 board in November 2007. From 2008 to present, Mr. DiMauro was Chief Operating Officer of YMS Sa, Switzeland. From 2004 to present, Mr. DiMauro has been the Chief Operating Officer for Yes Money SpA, Italy, Managing Director for Yes France SpA., France, Managing Director for Yes Benelux BV, Holland and Managing Director Yes Prague Sro. During the years from 2002 to 2004, he was the Managing Director for PricewaterhouseCoopers in Milan, Private Equity Transactions and PricewaterhouseCoopers in London, Italian Private Equity Desk. From 1996 to 2000, he was the Director of PricewaterhouseCoopers in Milan, Transaction Services. In 1993, Mr. DiMauro earned his Finance and Economics degree from the Università Cattolica in Milan. Mr. DiMauro also has earned his EMBA from Columbia University, New York.

Don Headlund – Director

Don Headlund was appointed as our President, Chief Executive Officer, Chief Financial Officer and director as of March 31, 2006. He resigned as Chief Executive Officer and President on October 23, 2006. He became our Treasurer as of August 8th, 2006. He resigned as Chief Financial Officer and Treasurer on July 18, 2008 and presently serves as the Audit Committee Chairman. From July 1991 to February 2006, Mr. Headlund served as an officer of Cardservice International, Inc., first as Chief Financial Officer and later as President from June 2000 to February 2006. Prior to that, he served as President, Chief Executive Officer and director of Malibu Savings Bank from April 1988 until February 1991. Prior to 1988, Mr. Headlund was employed with Valley Federal Savings Bank for 20 years serving in a variety of positions including President, Chief Executive Officer and director. Mr. Headlund is a former captain in the United States Air Force. Mr. Headlund received a Bachelor of Arts degree in economics and finance from Occidental College in Los Angeles, California in June 1955 and a graduate degree in Banking from The Institute of Financial Education at Indiana University in August 1980.

None of the following events occurred during the past five years that is material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person:

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

On December 3, 2008, shareholders of the “Company holding a majority of the outstanding shares of common stock of the Company voted to remove Paul Cox as a director of the Company. As a result, effective December 3, 2008, Mr. Cox is no longer a director of the Company.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all officers, directors and employees of the Company.

Audit Committee Expert

The Company has an Audit Committee. Don Headlund, who was the Company’s Chief Financial Officer from March 31, 2006 to July 18, 2008, serves as the financial expert on the Audit Committee.

Board Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers (our “named executive officers”) for the fiscal year ended August 31, 2008. Our former CFO, Don Headlund, received $10,000 in consulting fees for the period September 1, 2007 through July 18, 2008 for his services and is a founding member of the Company. No executive officer of our company or our subsidiary received compensation during the period for salary and bonus that exceeded $100,000 from the inception date of our company to our fiscal year ended August 31, 2007. We did not grant any stock options or stock appreciation rights to any other of our officers for the fiscal year ended August 31, 2007.

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael J. Dodak (CEO)	2008	$187,308	—	$98,078	$4,615	$290,001
David Fann (President)	2008	$187,308	—	$98,078	$4,615	$290,001
Victoria Vaksman (EVP)	2008	$195,779	—	—	—	$195,779
Joe Tumbarello (COO)	2008	$175,481	16,346	$34,986	—	$226,813

On July 25, 2008, Joseph F. McGuire was hired as the Chief Financial Officer. On October 15, 2008, the Company entered into a three year employment agreement with Joseph F. McGuire as Chief Financial Officer.

There was no “Stock Awards,” “Non-Equity Incentive Plan Compensation,” Non-qualified Deferred Compensation Earnings,” and “All Other Compensation” in fiscal year 2008 and thus those columns were removed from the table above.

(1)	On June 1, 2008, the Company entered into a three year employment agreement with Michael Dodak as CEO. The terms of the contract include an initial salary of $220,000 and 1,000,000 cashless stock options at an exercise price of $0.30 per share. The estimated fair valuation of option grant was $98,078. These stock options were exercised in a cashless transaction in October, 2008 with Mr. Dodak receiving 190,000 shares as a result. During fiscal year end 2008, Mr. Dodak received $4,615 via a 401K matching program. There are other performance bonuses available at the discretion of the board of directors. There is an 18 month severance if terminated early.

(2)	As of June 1, 2008, the Company entered into a three year employment agreement with David Fann as president. The terms of the contract include an initial salary of $220,000 and 1,000,000 cashless stock options at an exercise price of $0.30 per share. The estimated fair valuation of option grant was $98,078. These stock options were exercised in a cashless transaction in October, 2008 with Mr. Fann receiving 190,000 shares as a result. During fiscal year end 2008, Mr. Fann received $4,615 via a 401K matching program. There are other performance bonuses available at the discretion of the board of directors. There is an 18 month severance if terminated early.

(3)	On March 31, 2007, Victoria Vaksman received an employment contract for the position of EVP and Director. In the agreement there is an initial salary level of BP’s 93,000 annually, for not less than three years, a bonus of 380,000 shares of the Company’s common stock and other performance bonuses to be determined. Victoria Vaksman’s base pay was increased to BP’s 102,458 annually.

(4)	Mr. Tumbarello’s employment with us commenced on June 2007. On June 1, 2007, Joseph Tumbarello received an employment contract for the position of Chief Operating Officer. In the agreement there is an initial salary level of $170,000 annually, a bonus of 200,000 restricted shares of the Company’s common stock, vesting over two years and 1,100,000 performance-based stock options vesting on a schedule. On June 1, 2008, with the performance criteria having been met, the valuation date for this grant was June 1, 2008 when the stock had a value of $0.30. Under a Black-Scholes model the main assumptions for the estimate are a discount rate of 3.15% and a volatility rate of 56.4%. With an estimation of the fair value of the grant of $83,968, a total of $34,986 has been recognized as compensation expense during the quarter ended August 31, 2008. The remaining balance will be recognized as stock-based compensation of $2,332 until May, 2010. In May 2008, Mr. Tumbarello’s base pay was changed to $125,000 annually with a bonus paid every pay period to equate to $50,000 annually.

Option Grants in Last Fiscal Year

The following stock options were granted to the Named Executives for the fiscal year ended August 31, 2008:

On June 1, 2008, the Company granted Michael Dodak, CEO, 1,000,000 cashless stock options at an exercise price of $0.30 per share. On June 1, 2008, the Company granted David Fann, President, 1,000,000 cashless stock options at an exercise price of $0.30 per share.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

There were no stock options exercised by the Named Executives during the fiscal years ended August 31, 2008 or August 31, 2007.

Outstanding Equity Awards at Fiscal Year End.

The following table sets forth summary information regarding the outstanding equity awards held by each of our named executive officers at August 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date
Michael J. Dodak (1)	1,000,000	—	—	$0.30	6/01/2010
David Fann (2)	1,000,000	—	—	$0.30	6/01/2010
Joseph Tumbarello(3)	366,667	733,333	733,333	$0.80	6/10/2011
	—	100,000	100,000	$0.19	5/07/2013

(1)	On June 1, 2008, Michael Dodak, CEO, was granted 1,000,000 cashless stock options at an exercise price of $0.30 per share. These stock options were exercised in a cashless transaction in October, 2008 with Mr. Dodak receiving 190,000 shares of our common stock as a result.
(2)	On June 1, 2008, David Fann, President, was granted 1,000,000 cashless stock options at an exercise price of $0.30 per share. These stock options were exercised in a cashless transaction in October, 2008 with Mr. Fann receiving 190,000 shares of our common stock as a result.
(3)	On June 1, 2007, Joseph Tumbarello, COO, was granted 1,100,000 non-qualified stock options at an exercise price of $0.80 per share. The grant was subject to the achievement of certain performance and other individual metrics. In addition, the award vests in 33.3% increments over the next three years. On May 7, 2008, the Company granted an additional 100,000 non-qualified stock options an exercise price of $0.19 per share. The grant was subject to the achievement of certain performance and other individual metrics. In addition, the award vests in 33.3% increments over the next three years.

Equity Compensation Plan Information

There following are the highlights of the 2008 Incentive Stock Plan.

The 2008 Incentive Stock Plan (“the Plan”) is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

The persons who shall be eligible to receive Grants shall be directors, officers, employees or consultants to the Company. The term consultant shall mean any person, other than an employee, who is engaged by the Company to render services and is compensated for such services. Incentive Stock Options may only be issued to employees of the Company. Incentive Stock Options may be granted to officers or directors, provided they are also employees of the Company.

The total number of shares of Stock which may be purchased or granted directly by Options, Stock Awards or Restricted Stock Purchase Offers, or purchased indirectly through exercise of Options granted under the Plan shall not exceed three million (3,000,000). Stock subject to Grants may be either unissued or reacquired Stock. If any Grant shall for any reason terminate or expire, any shares allocated thereto but remaining unpurchased upon such expiration or termination shall again be available for Grants with respect thereto under the Plan as though no Grant had previously occurred with respect to such shares.

All or part of any Stock Award under the Plan may be subject to conditions established by the Board or the Committee, and set forth in the Stock Award Agreement, which may include, but are not limited to, continuous service with the Company, achievement of specific business objectives, increases in specified indices, attaining growth rates and other comparable measurements of Company performance. Such Awards may be based on Fair Market Value or other specified valuation. All Stock Awards will be made pursuant to the execution of a Stock Award Agreement.

A Grant of a Restricted Stock Purchase Offer under the Plan shall be subject to such (i) vesting contingencies related to the Participant’s continued association with the Company for a specified time and (ii) other specified conditions as the Board or Committee shall determine, in their sole discretion, consistent with the provisions of the Plan. All Restricted Stock Purchase Offers shall be made pursuant to a Restricted Stock Purchase Offer.

Any Incentive Stock Option granted to a person who at the time the Option is granted owns (or is deemed to own pursuant to Section 424(d) of the Code) stock possessing more than ten percent (10%) of the total combined voting power or value of all classes of stock of the Company (“Ten Percent Holder”) shall have an exercise price of no less than 110% of the Fair Market Value of the Stock as of the date of grant; and (ii) Incentive Stock Options granted to a person who at the time the Option is granted is not a Ten Percent Holder shall have an exercise price of no less than 100% of the Fair Market Value of the Stock as of the date of grant.

Any Option granted to an employee of the Company shall become exercisable over a period of no longer than five (5) years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No Option shall be exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board shall specifically determine otherwise, as provided herein. In no event shall any Option be exercisable after the expiration of ten (10) years from the date it is granted, and no Incentive Stock Option granted to a Ten Percent Holder shall, by its terms, be exercisable after the expiration of five (5) years from the date of the Option. Unless otherwise specified by the Board or the Committee in the resolution authorizing such Option, the date of grant of an Option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such Option.

If Optionee’s status as an employee shall terminate for any reason other than Optionee’s disability or death, then Optionee (or if the Optionee shall die after such termination, but prior to exercise, Optionee’s personal representative or the person entitled to succeed to the Option) shall have the right to exercise the portions of any of Optionee’s Incentive Stock Options which were exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three (3) months after such termination (or, in the event of “termination for good cause” as that term is defined in Florida case law related thereto, or by the terms of the Plan or the Option Agreement or an employment agreement, the Option shall automatically terminate as of the termination of employment as to all shares covered by the Option).

The Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the Committee. Subject to the provisions of the Plan, the Board and/or the Committee shall have authority to (a) grant, in its discretion, Incentive Stock Options in accordance with Section 422 of the Code, or Nonstatutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the Stock covered by any Grant; (c) determine which eligible persons shall receive Grants and the number of shares, restrictions, terms and conditions to be included in such Grants; (d) construe and interpret the Plan; (e) promulgate, amend and rescind rules and regulations relating to its administration, and correct defects, omissions and inconsistencies in the Plan or any Grant; (f) consistent with the Plan and with the consent of the Participant, as appropriate, amend any outstanding Grant or amend the exercise date or dates thereof; (g) determine the duration and purpose of leaves of absence which may be granted to Participants without constituting termination of their employment for the purpose of the Plan or any Grant; and (h) make all other determinations necessary or advisable for the Plan’s administration. The interpretation and construction by the Board of any provisions of the Plan or selection of Participants shall be conclusive and final. No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Grant made thereunder.

In the event of a proposed dissolution or liquidation of the Company, a merger or consolidation in which the Company is not the surviving entity, or a sale of all or substantially all of the assets or capital stock of the Company (collectively, a “Reorganization”), unless otherwise provided by the Board, this Option shall terminate immediately prior to such date as is determined by the Board, which date shall be no later than the consummation of such Reorganization. In such event, if the entity which shall be the surviving entity does not tender to Optionee an offer, for which it has no obligation to do so, to substitute for any unexercised Option a stock option or capital stock of such surviving of such surviving entity, as applicable, which on an equitable basis shall provide the Optionee with substantially the same economic benefit as such unexercised Option, then the Board may grant to such Optionee, in its sole and absolute discretion and without obligation, the right for a period commencing thirty (30) days prior to and ending immediately prior to the date determined by the Board pursuant hereto for termination of the Option or during the remaining term of the Option, whichever is the lesser, to exercise any unexpired Option or Options without regard to the installment provisions of Paragraph 6(d) of the Plan; provided, that any such right granted shall be granted to all Optionees not receiving an offer to receive substitute options on a consistent basis, and provided further, that any such exercise shall be subject to the consummation of such Reorganization.

Pension, Retirement or Similar Benefit Plans

The employees of FNDS3000 Corp are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “401(k) Plan”) that covers all full-time employees who meet certain age and service requirements. Employees may contribute up to 20% of their annual gross pay through salary deferrals. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. During the years ended August 31, 2008 and 2007, the Company made no contributions to the 401(k) Plan.

Otherwise, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Director Compensation

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

We did not pay any other director’s fees or other cash compensation for services rendered as a director for the period from January 24, 2006, the date of inception, to August 31, 2007 except for a grant of 50,000 shares (100,000 shares – post stock split) of common stock to Pierre Besuchet in May 2007. For the fiscal year ended August 31, 2008, we compensated our directors as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Don Headlund (1)	$2,000	—	$2,000
Ernst Schoenbaechler (2)	—	$43,000	$43,000
Pierre Besuchet (2)(3)	—	$75,000	$75,000
Michele Di Mauro (2)	—	$150,000	$150,000

There were no “Non-Equity Incentive Plan Compensation,” Non-qualified Deferred Compensation Earnings,” “Option Awards” or “All Other Compensation” in fiscal year 2008 and thus those columns were removed from the table above.

In fiscal year 2008, the Company increased external board members, who attended meetings, to 100,000 common shares each.

(1)	Don Headlund was an executive of the Company for most of fiscal 2008. He was not paid a salary in 2008 but earned cash payments of $10,000 for consulting fees and earned $2,000 for director fees after he left his executive position as CFO on July 18, 2008.

(2)	In December 2007, Michele Di Mauro was issued 100,000 shares (200,000 shares—post stock split—value $150,000) and Pierre Besuchet was issued 50,000 shares (100,000 shares—post stock split—value $75,000). The 50,000 share grant to Mr. Besuchet brought his director share total to 100,000 shares – (200,000 shares post stock split). In July 2008, the Company issued 100,000 shares (value $43,000) to Ernst Schoenbaechler.

(3)	The Company issued 1,000,000 common stock options to Pierre Besuchet with an exercise price of $0.25 per share, with an estimated fair valuation of $81,011, for services rendered other than a director during the three month period ending May 31, 2008.

Executives of the Company that also serve as directors received no compensation as a director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of December 3, 2008 , with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Ownership
Common Stock	Michael J. Dodak	1,619,800	6.1%

Common Stock	Joseph F. McGuire	333,334 (2)	1.2%

Common Stock	David Fann	1,458,000	5.5%

Common Stock	Victoria Vaksman	1,280,000	4.8%

Common Stock	Victor Gerber	1,719,024	6.5%

Common Stock	Joseph Tumbarello	466,667 (4)	1.7%

Common Stock	Pierre Besuchet	3,600,000 (5)	12.5%

Common Stock	Don Headlund	868,000	3.3%

Common Stock	Michele Di Mauro	200,000	0.8%

Common Stock	Ernst Schoenbaechler	102,500	0.4%

	All Executive Officers and Directors as a Group (10 persons) The corporate office address of the executive officers and directors is: 818 A1A North, Suite 201, Ponte Vedra Beach, FL 32082	11,647,325 (6)	39.4%

Other 5% owners:

Common Stock	Howard Solomon	2,598,007 (3)	9.5%

	The corporate office address of Mr. Solomon is: 3340 Peachtree Road, NE, Suite 1700 Tower Place 100 Atlanta, GA 30326

(1)	Applicable percentage ownership is based on 26,590,192 shares of common stock outstanding as of December 3, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of December 3, 2008 for all stockholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 3, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Includes 333,334 employee stock options.
(3)	Includes 857,143 stock purchase warrants.
(4)	Includes 366,667 employee stock options.
(5)	Includes 1,300,000 stock purchase warrants and 1,000,000 stock options.
(6)	Includes 3,000,001 stock purchase warrants and stock options.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of their ownership thereof and changes in that ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file. Since we are not registered under Section 12, the executive officers, directors and greater than ten percent beneficial owners were not required by SEC regulations to file forms under 16(a).

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On November 10, 2006, we entered into an agreement to guarantee a loan made by our vice president David Fann, Michael J. Dodak and Paul Cox to Transaction Data Management Inc., a company in which we hold a 50% interest. We agreed to guarantee each loan of $18,700 with 25,000 shares of our common stock. The form of the loan agreement is attached as an exhibit to this annual report. The loans were all paid and the agreements are now completed with no outstanding obligations

ITEM 13.	EXHIBITS.

(a)	INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation – Restated and Amended August 15, 2007 (Incorporated by reference to form 8-K filed with the SEC on August 16, 2007)

3.2	ByLaws of FNDS3000 Corp – As Amended (Incorporated by reference to form SB-2 filed with the SEC on November 8, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to form 8-K filed with the SEC on January 9, 2008)

3.4	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to form 8-K filed with the SEC on March 28, 2008)

4.1	Note Purchase Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC (Incorporated by reference to form 8-K filed with the SEC on November 4, 2008)

4.2	Secured Convertible Promissory Note issued to Sherington Holdings, LLC dated October 28, 2008 (Incorporated by reference to form 8-K filed with the SEC on November 4, 2008)

4.3	Security Agreement by and between Atlas Merchant Services, LLC and Sherington Holdings, LLC (Incorporated by reference to form 8-K filed with the SEC on November 4, 2008)

4.4	Membership Interest Pledge Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC (Incorporated by reference to form 8-K filed with the SEC on November 4, 2008)

4.5	Amended and Restated Note Purchase Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated December 1, 2008 (Incorporated by reference to form 8-K filed with the SEC on December 5, 2008)

4.6	Amended and Restated Secured Convertible Promissory Note issued to Sherington Holdings, LLC dated December 1, 2008 (Incorporated by reference to form 8-K filed with the SEC on December 5, 2008)

4.7	Securities Purchase Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated December 1, 2008 (Incorporated by reference to form 8-K filed with the SEC on December 5, 2008)

10.1	Asset Purchase Agreement (Incorporated by reference to form 8-K filed with the SEC on July 10, 2008)

10.2	Employment Agreement between FNDS3000 Corp. and Victor F. Gerber (Incorporated by reference to form 8-K filed with the SEC on July 10, 2008)

10.3	Employment Agreement with Michael J. Dodak

10.4	Employment Agreement with David Fann

10.5	Employment Agreement with Joseph F. McGuire

20.1	Loan Guarantee Agreement with Transaction Data Management Inc., dated as of November 10, 2006 (Incorporated by reference to SB-2/A filed with the SEC on January 12, 2007)

21.1	List of Subsidiaries

31.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

Audit Fees. The aggregate fees billed by L.L. Bradford, LLC for professional services rendered for the audit of the Company’s annual financial statements in the Company’s Annual Report on Form 10-KSB for the years ended August 31, 2008 and 2007 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB were $38,500 and $20,870, respectively. Total unbilled fees by L.L. Bradford, LLC, for professional services rendered for the audit of the Company’s annual financial statements for the years ended August 31, 2008 and 2007 were none.

Audit Related Fees. Fees billed by L.L. Bradford, LLC to provide professional services to the Company regarding audit related fees during the fiscal years ended August 31, 2008 and 2007 were $27,300 and $3,450, respectively. For the fiscal year ended August 31, 2008, $27,000 of the fees was incurred for the audit of the company acquired in July 2008.

Tax Related Fees. During the fiscal years ended August 31, 2008 and 2007, there were no fees billed by L.L. Bradford, LLC for tax related services.

All Other Fees. The Company did not engage L.L. Bradford, LLC for any other services during the fiscal years ended August 31, 2008 and 2007 other than the services described under “Audit Fees” and “Audit Related Fees.”

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNDS3000 CORP

By:	/s/ MICHAEL J. DODAK
Michael J. Dodak
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 3rd day of December, 2008.

Signature	Title

/S/ Michael J. Dodak
Michael J. Dodak	CEO, Chairman

/S/ Joseph F. McGuire
Joseph F. McGuire	Chief Financial Officer and Chief Accounting Officer

/S/ David Fann
David Fann	President, Secretary and Director

/S/ Victoria Vaksman
Victoria Vaksman	EVP, Director

/S/ Pierre Besuchet
Pierre Besuchet	Director

/S/ Ernst Schoenbaechler
Ernst Schoenbaechler	Director

/S/ Michele DiMauro
Michele Di Mauro	Director

/S/ Don Headlund
Don Headlund	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FNDS3000 Corp

(Formerly FundsTech Corp.)

(A Development Stage Enterprise)

Ponte Vedra Beach, Florida

We have audited the accompanying balance sheets of FNDS3000 Corp (Formerly FundsTech Corp.) (A Development Stage Enterprise) as of August 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years ended August 31, 2008 and 2007 and for the period from January 24, 2006 (inception) through August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FNDS3000 Corp as of August 31, 2008 and 2007, and the results of its activities and cash flows for the years ended August 31, 2008 and 2007 and for the period from January 24, 2006 (inception) through August 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/L.L. Bradford & Company, LLC

December 4, 2008

Las Vegas, Nevada

FNDS3000 CORP

(f/k/a FundsTech Corp.)

(A development stage enterprise)

CONSOLIDATED BALANCE SHEETS

As of August 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash	$317,077	$34,238
Accounts receivable	70,160	—
Inventory	19,000	—
Deposits	46,470	—
Prepaid expenses and other current assets	11,037	14,135
Due from related party	35,097	—

Total current assets	498,841	48,373

Property, plant and equipment, net	114,411	9,045
Software license	1,597,438	—
Other intangibles, net	1,725,000	—

Total assets	$3,935,690	$57,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$76,674	$69,339
Accrued payroll and benefits	162,232	—
Other accrued liabilities	15,980	—
Due to related party	20,860	—
Notes payable	974,262	—

Total current liabilities	1,250,008	69,339
Notes payable-long-term	250,000	—

Total liabilities	1,500,008	69,339

Commitments and contingencies

Stockholders’ equity:
Common stock payable	—	174,900
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par; 100,000,000 shares authorized; 28,007,562 and 26,007,562 issued and outstanding, August 31, 2008; 10,642,220 issued and outstanding, August 31, 2007	26,008	10,642
Paid-in capital	8,683,842	2,600,670
Accumulated deficit during development stage	(6,274,168)	(2,798,133)

Total stockholders’ equity	2,435,682	(11,921)

Total liabilities and stockholders’ equity	$3,935,690	$57,418

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000 CORP

(f/k/a FundsTech Corp.)

(A development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31,		Since Inception (January 24, 2006) to August 31, 2008
	2008	2007
Revenues, net	$188,158	$33,030	$246,188
Cost of sales	61,987	50,324	114,311

Gross profit (loss)	126,171	(17,294)	131,877

Operating expenses:
Stock-based compensation-professional	1,187,687	1,580,422	2,768,109
Stock-based compensation-salaries	198,451	—	198,451
Salaries and benefits	1,072,095	320,214	1,392,309
Accrued salaries and benefits	162,232	19,742	181,974
Travel expense	307,097	113,330	420,427
Professional and consultant fees	206,484	206,633	413,117
Amortization and depreciation expense	131,263	1,309	132,572
Asset impairment	226,741	—	226,741
Commissions	8,350	40,492	48,842
Bad debt expense	—	17,000	17,000
Other selling, general and administrative	78,174	64,829	206,871

Total operating expenses	3,578,574	2,363,971	6,006,413

Loss from operations	(3,452,403)	(2,381,265)	(5,874,536)

Other income (expense):
Interest and other income	9,291	—	9,291
Interest expense	(23,120)	—	(23,120)
Gain/(loss) on currency translation	(8,121)	—	(8,121)
Loss on asset disposal	(1,682)	(376,000)	(377,682)

Total other income (expense)	(23,632)	(376,000)	(399,632)

Net loss	$(3,476,035)	$(2,757,265)	$(6,274,168)

Net loss per share – basic and diluted	$(0.13)	$(0.32)

Weighted average shares outstanding – basic and diluted	17,275,710	8,633,860

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000 CORP

(f/k/a FundsTech Corp.)

(A development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Prepaid Stock	Common Stock Payable	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 24, 2006 (Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of stock for services	5,072,000	5,072	23,818	—	—	—	28,890
Issuance of common stock for cash:
At $0.033 per share	727,272	727	11,273	—	—	—	12,000
At $0.30 per share	933,332	933	139,067	—	—	—	140,000
At $0.40 per share	225,000	225	44,775	—	—	—	45,000
Net loss	—	—	—	—	—	(40,868)	(40,868)

Balances, August 31, 2006	6,957,604	6,958	218,933	—	—	(40,868)	185,023

Issuance of common stock for cash:
At $1.00 per share	—	—	—	—	250,000	—	250,000
Issuance of common stock for cash:
At $1.00 per share	1,260,000	1,260	603,740	—	(225,000)	—	380,000
Issuance of stock for services	1,640,616	1,641	1,264,221	—	—	—	1,265,862
Issuance of common stock for cash:
At $1.00 per share	400,000	400	199,600	—	—	—	200,000
Issuance of stock for services	384,000	384	314,176	—	—	—	314,560
Issuance of common stock for cash:
At $1.00 per share	—	—	—	—	149,900	—	149,900
Net loss	—	—	—	—	—	(2,757,265)	(2,757,265)

Balances, August 31, 2007	10,642,220	10,642	2,600,670	—	174,900	(2,798,133)	(11,920)

Issuance of stock for services	22,770	23	14,208	—	—	—	14,231
Issuance of stock for shares payable	300,000	300	149,600	—	(149,900)	—	—
Issuance of stock for services at $0.73 per share	200,000	200	145,800	—	—	—	146,000
Issuance of common stock for cash:
At $1.00 per share (net of offering costs of $25,000)	200,000	200	74,800	—	—	—	75,000
Issuance of common stock for cash:
At $1.25 per share (net of offering costs of $105,000)	2,080,000	2080	1,192,920	—	—	—	1,195,000
Issuance of stock for shares payable	50,000	50	24,950	—	(25,000)	—	—
Issuance of stock for services at $0.66 per share	1,003,000	1,003	729,747	(67,500)	—	—	663,250
Issuance of common stock payable for cash:
At $0.625 per share	—	—	—	—	400,000	—	400,000
Issuance of stock for shares payable	640,000	640	399,360	—	(400,000)	—	—
Issuance of stock for services at $0.50 per share	125,000	125	62,375	—	—	—	62,500
Issuance of options for services at $0.25 per share	—	—	81,012	—	—	—	81,012
Issuance of common stock for cash:
At $0.25 per share (net of offering costs of $260,000)	5,980,000	5,980	1,229,020	—	—	—	1,235,000
Issuance of common stock related to acquisition at $0.39 per share	3,000,000	3,000	1,167,000	—	—	—	1,170,000
Issuance of stock for services at $0.43 per share	300,000	300	118,700	—	—	—	119,000
Issuance of common stock for cash:
At $0.35 per share	978,572	979	341,522	—	—	—	342,500
Issuance of common stock for cash:
At $0.25 per share	486,000	486	121,014	—	—	—	121,500
Issuance of stock options for services at $0.30 per share	—	—	196,158	—	—	—	196,158
Recognition of vested stock option expense for services
At $0.30 per share	—	—	34,986	—	—	—	34,986
Recognition of expense related to prepaid stock	—	—	—	67,500	—	—	67,500
Net loss	—	—	—	—	—	(3,476,035)	(3,476,035)

Balances, August 31, 2008	26,007,562	$26,008	$8,683,843	$—	$—	$(6,274,168)	$2,435,682

The accompanying notes are an integral part of these consolidated financial statements.

FUNDS3000 CORP

(f/k/a FundsTech Corp.)

(A development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31,		Since Inception (January 24, 2006) to through August 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,476,035)	$(2,757,265)	$(6,274,168)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	131,263	1,309	132,572
Non-cash stock compensation	1,383,138	1,580,422	2,992,450
Allowance for impaired intangibles	226,741	—	226,741
Currency translation adjustment	5,698	—	5,698
Bad debt	—	17,000	17,000
Write-off of investment	—	376,000	376,000
Change in operating assets and liabilities:
Accounts receivable	(70,160)	(7,000)	(87,160)
Due to/from related party	(14,237)	—	(14,237)
Prepaid expenses and other assets	(43,373)	(14,135)	(57,508)
Accounts payable and accrued liabilities	23,318	68,501	92,657
Accrued salaries and related expense	162,232	—	162,232

Net cash used in operating activities	(1,671,415)	(735,168)	(2,427,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Transaction Data Management, Inc.	—	(375,000)	(375,000)
Acquisition of assets	(250,000)	—	(250,000)
Purchase of property and equipment	(117,308)	(10,354)	(127,662)
Loans to subsidiaries	—	(1,000)	(1,000)
Purchase of software license	(847,438)	—	(847,438)

Net cash used in investing activities	(1,214,746)	(386,354)	(1,601,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	3,369,000	979,900	4,545,900
Payments on notes payable	(200,000)	—	(200,000)

Net cash provided by financing activities	3,169,000	979,900	4,345,900

Net increase (decrease) in cash and cash equivalents	282,839	(141,622)	317,077
Cash and cash equivalents at beginning of year	34,238	175,860	210,098

CASH AND CASH EQUIVALENTS AT END OF YEAR	$317,077	$34,238	$527,175

SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$790	$1,142	$1,932

Income taxes paid	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for common stock payable	$174,900	$5,400	$180,300

Acquisition of assets
Inventory	$19,000	—	$19,000
Property and equipment	28,000	—	28,000
Other intangible	1,800,000	—	1,800,000
Software	236,599	—	236,599

Total assets acquired	2,083,599	—	2,083,599
Less cash paid	(250,000)	—	(250,000)

Stock issued and note payable assumed for acquisition of assets	$1,833,599	—	$1,833,599

Purchase of software license	$1,597,438	—	$1,597,438
Less cash paid	(847,438)	—	(847,438)

Note payable assumed in purchase of software license	$750,000	—	$750,000

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000 Corp

(f/k/a FundsTech Corp.)

(A Developmental Stage Enterprise)

Notes to Consolidated Financial Statements

Note 1 - Organization and Nature of Business

FNDS3000 Corp (OTCBB: FDTC; Frankfurt: “FT4,” A0MWLG) (formerly “FundsTech Corp.”) (“Company,” “FNDS3000,” “our,” “us” or “we”) was incorporated under the laws of the state of Delaware on January 24, 2006. The Company is considered to be a development stage enterprise and, as such, the financial statements presented herein are presented in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” To date, we have generated limited revenues from operations.

We are headquartered in Ponte Vedra Beach, Florida. On March 28, 2008, the Company, with written consent of the board of directors as well as the consent of stockholders holding a majority of the outstanding shares of common stock amended the Company’s Articles of Incorporation to change the Company’s name to FNDS3000 Corp. from FundsTech Corp. Our year end is August 31st.

FNDS3000 is a financial transaction processing company that provides prepaid debit cards to third parties in cooperation with financial institutions throughout the world and merchant processing solutions. We have two operating units: (1) Europe, Middle East, and Africa (“EMEA”) and (2) the Americas.

Europe, Middle East, and Africa (“EMEA”) Operating Unit

We have installed our first prepaid debit card issuing platform. In September 2008, after the completion of all necessary certifications, the Company commenced providing processing services to its customers in South Africa. We launched our first payroll card program in South Africa via a beta test phase and went into full live production in November 2008. The issuing of our initial Diamond Cash Card is a significant milestone in our corporate history. Our major strategic objective was to install our prepaid card-issuing platform in Johannesburg, South Africa to serve as a launching pad for tapping into the expanding unbanked or under banked markets. The prepaid platform will service South Africa and we anticipate expansion to many other African and Middle Eastern countries. The introduction of our prepaid card solution compliments the South African Government’s drive toward the economic advancement of previously disadvantaged communities. We plan to launch our next program in the Middle East. We are in the process of securing a customer base in that region commencing in the United Arab Emirates. Looking ahead, we are targeting our prepaid debit cards to a market with over 1 billion individuals worldwide who do not have bank accounts (“unbanked”). Our products allow employers to replace payroll checks for all workers. In addition, employers can use our products in lieu of cash to pay employees. Domestic and international sharing of money, money transfer, is a key feature of our solution. Many of our products carry worldwide brand marks and can be used anywhere in the world that accepts those brands. Other services include gift cards, bill pay, prepaid cellular, and other prepaid products.

Americas Operating Unit

In July 2008, we announced the acquisition of the assets of Atlas Merchant Services, Inc, an Atlanta-based company, that markets debit and credit card programs to merchants and employers throughout the United States. At the time of acquisition, the Company was generating approximately $1 million in annual revenue. The acquisition provides us with proprietary software solutions for the virtual POS/internet market and an Electronic Funds Transfer platform for our U.S. and worldwide customers. This enables us to line extend our current product offering to existing and new customers and can be used advantageously in a cross-selling market strategy. Our merchant processing solutions provide comprehensive credit, debit, and check card payment programs. The combination of card issuing and merchant processing enables the Company to provide turnkey financial transaction solutions to virtually any market worldwide.

Products and Services

Our primary products are the FNDS3000 ATM and Prepaid Debit Cards and the FNDS3000 Stored Value MasterCard cards which are re-loadable financial products primarily for the unbanked or under banked market. We have begun providing these cards through distributors to consumers in that market sector since the Company’s fourth quarter of 2006. The unbanked or under banked market is generally made up of consumers that do not have checking accounts and/or the ability to obtain debit or credit cards. We are also in the process of providing these products to third-party companies for co-branding with their company name and logo, and have been marketing these products under a three year Marketing Agreement with Global Cash Card.

We sell prepaid debit cards and provide processing and management services. We currently market our products directly to distributors for distribution into the United States and non-U.S. markets. We also market our prepaid debit cards to employers for distribution to their employees who are then able to receive employment earnings by direct deposit. Employees are able to use the card to access cash through ATMs or purchase products and services wherever personal identification number (“PIN”) based debit cards are accepted. We also plan to target third parties and pursue relationships that may help us grow our business through strategic partnerships, complementary sales channels and acquisitions.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FNDS3000 Corp and its wholly-owned subsidiaries, Atlas Merchant Services, LLC, Fundstech Corp. SA. (PTY) and Transaction Data Management, Inc., which is inactive. Significant inter-company accounts and transactions are eliminated in consolidation.

Reclassifications

Certain items may be reclassified in the 2007 consolidated financial statements to conform to the 2008 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses in our receivable portfolio, and that all long-lived assets are recoverable.

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

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of August 31, 2008 and 2007. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and notes receivable and payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company maintains cash balances at a financial institution in Ponte Vedra Beach, Florida. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Revenue Recognition and Deferred Revenue

We currently generate revenues from consulting fees, which arise from providing advisory services under a one-year Consulting Agreement with Global Cash Card

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

Our merchants process transactions and incur processing and other fees throughout a given month. Early in the following month, our transaction processors will calculate our revenues associated with those transactions to produce a revenue and expense report. That report and the associated payment, is then provided to the Company on or about the 20th of that month.

In general, our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, initiation fee revenue for our stored value cards are recognized when shipped, transaction fee revenue is recognized when the transaction is recorded, maintenance and financial float fees revenue are recognized when the products are used. Consulting fees are recognized as work is performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for stored-value cards is net 10 days from the date of shipment. The Company’s accounts receivable arise from our processing partners and are usually paid within 20 days from when the prior month’s invoices are due. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. We perform ongoing credit evaluations of all of our customers and generally do not require collateral.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account, and related bad debts are based upon our review of the collectibility of our receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Inventories

Inventories will consist of reloadable stored-value ATM cards and spare equipment, and will be valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management will continually evaluate the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve, or write-down, is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed. As of August 31, 2008, we have $19,000 of inventory.

Property and Equipment

Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Category	Useful Lives
Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Office equipment	3-10 years
Leasehold improvements	Lesser of lease term or useful life of asset

Major additions will be capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, will be expensed as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in current operations.

Long-Lived Assets and Impairment

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. We assessed the impairment of intangible assets with indefinite useful lives, specifically the software acquired during the acquisition of Atlas, and that review indicated that the fair value was less than the carrying value. As of August 31, 2008, the software was considered to be impaired and we recorded an impairment charge in our income statement.

Net Earnings or (Loss) Per Share

We compute net earnings or loss per share in accordance with SFAS No. 128, “Earnings per Share” and the SEC’s SAB 98. Under the provisions of SFAS No. 128 and SAB 98, basic net earnings or loss per share is computed by dividing the net earnings or loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net earnings or loss per share is computed by dividing the net earnings or loss for the period by the number of common and common equivalent shares outstanding during the period (we currently have no common stock equivalent shares which arise from the issuance of options and warrants).

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 26,077,562 and 10,642,220 for the years ended August 31, 2008 and 2007, respectively. Diluted net loss per common share, assuming exercising of the options granted, is not presented as the effect of conversion is anti-dilutive.

Purchased and Developed Software

Purchased and developed software includes the costs to purchase third-party software and to develop internal-use software for sale. The Company follows the guidance in Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) for capitalizing software projects. Software costs are amortized over the expected economic life of the product, generally three years.

Equity - Based Compensation

We have adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award. The Company issues stock as compensation for services at the current market fair value.

We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Stock based compensation was determined using the fair value of the services performed due to the lack of historical fair value of the equity instruments.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Foreign Currency Gains and Losses

Foreign currency translations are included as a separate component of comprehensive income. The Company has determined the local currency of its foreign joint venture to be the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities of its foreign subsidiaries, denominated in foreign currency, are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date; revenues and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

Income Taxes

We compute income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Significant temporary differences arise from accounts payable and accrued liabilities that are not deductible for tax reporting until they are paid, and accounts receivable, less deferred revenues, that are not recognized as revenue for tax and reporting purposes until we receive payment.

For the period January 24, 2006 (inception) to August 31, 2008, the Company incurred net operating losses in an amount exceeding the net income. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset. At August 31, 2008, the Company had in excess of $6,000,000 of federal and state net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2024.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets at August 31, 2008 will not be fully realizable.

Note 3 – Recent Pronouncements

In December 2007, the FASB issued a revision and replacement of SFAS 141 (“SFAS 141R”), “Business Combinations,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “Business Combinations” but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, which is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

•

The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

•	The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income.

In June 2007, the FASB ratified EITF 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards. See discussion of Income Taxes above.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments. Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings. At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159. The Company has elected not to adopt the provisions of SFAS 159 at this time.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. On February 6, 2008, the FASB announced it will issue a FASB Staff Position (“FSP”) to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis. The FSP will also amend SFAS 157 to exclude SFAS 13, “Accounting for Leases,” and its related interpretive accounting pronouncements. The FSP is expected to be issued in the near future. The Company does not believe adoption of this standard will have an impact on our financial position or results of operations.

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109.” FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No.133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. SFAS No.155 amends SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No.155 amends SFAS No.140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No.155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Note 4 – Other Assets

The Company has various deposits held by third-parties for chargeback security on debit card transactions, office lease security deposits and certain utilities.

Additionally, the Company has intangible assets as follows:

Intangible Assets	Estimated Useful Lives (Years)	Cost	Accumulated Amortization / Impairment	Net Value
Customer agreements	4	$1,800,000	$75,000	$1,725,000
Software license	7	1,597,438	—	1,597,438
Software	4	236,599	236,599	—

		$3,634,037	$311,599	$3,322,438

Amortization expense related to customer agreements and software acquired by the Company in the Atlas acquisition commenced on July 1, 2008 for a total of $75,000 as of August 31, 2008. Upon review of the fair value of these assets, the Company has allowed for total impairment for the software. The software that we acquired has not produced the revenue that we anticipated nor do we believe it will in the future. Impairment loss on software was $226,741 for year ended August 31, 2008.

We expect to begin amortizing the software license during the upcoming fiscal year once the license is generating revenue. Estimated amortization expense for the next five years is as follows:

Year Ending August 31	Amount
2009	$564,103
2010	678,205
2011	678,205
2012	603,205
2013	228,205

Note 5 – South African Subsidiary- Europe, Middle East, and Africa (“EMEA”) Operating Unit

The following details the evolution of our operations in South Africa:

On April 19, 2007, we signed an agreement with our initial international strategic partner, Symelation, to provide a prepaid debit card solution to its customers in South Africa. The deployment of the FNDS3000 prepaid debit card was the first important milestone of our business plan. We saw South Africa as the launch pad for servicing the untapped potential present in the remaining unbanked or under banked African continent.

In May 2007, Victoria Vaksman joined FNDS3000 Corp as the Executive Vice President of Europe, Middle East and Africa operations. She had been a member of the board for the prior six months.

On September 5, 2007, we signed an agreement with another strategic partner in South Africa, ProCard Technologies. ProCard markets our prepaid card solutions to the unbanked and under banked population in Africa and Middle East. ProCard will be promoting our prepaid payroll card, gift card, health card and some other tailor-made solutions through their customer base.

On September 25, 2007, FNDS3000 announced that a South African Bank has signed an Agreement in Principal to sponsor the issuance of co-branded cards in South Africa with our strategic partner, Symelation.

On October 23, 2007, we signed an exclusive agreement with Yes!Money (a subsidiary of Trans Ferry Group), a European privately held corporation to jointly distribute prepaid card programs throughout Europe. Yes!Money issues prepaid cards in Europe and has developed a substantial base of cardholders. We will cooperate with Yes!Money on the European market and the agreement includes a sizable investment by TransFerry Group into FNDS3000 as well as one seat on the board of FNDS3000.

On November 21, 2007, FNDS3000 entered into a Software License Agreement with World Processing, Ltd to allow FNDS3000 to provide a software platform for electronic payment and transaction processing.

In the second quarter of 2008, the Company formed a wholly-owned subsidiary in South Africa. Our platform is located in Johannesburg, South Africa. We are currently marketing the prepaid debit cards using the name “Diamond Cash Card”. Our program allows our strategic partners as well as other qualified third parties to brand their cards with a different name.

On February 4, 2008, a Central African financial institution has signed a letter of intent for the Company to plan or provide a complete debit and credit card processing solution. This provides FNDS3000 the opportunity to assist this multi-branch financial institution in providing various infrastructure components such as debit and credit card solutions to its customers in the Central African Economic Region.

On June 17, 2008, the Company was approved as an issuing third-party processor in South Africa. This approval allowed FNDS3000 to operate and process cards in cooperation with financial institutions in South Africa. As a third-party processor working with highly sensitive financial information in different countries we have to undergo a lengthy process of local certifications in every country where we want to operate.

In June 2008, we received our registration number from Mercantile Bank Ltd as a Third-Party Processor (“TPP”) for MasterCard branded cards. This allows FNDS3000 to process debit card transactions on its transaction processing platform.

On June 24, 2008, we completed the integration of their platform with Bankserv to allow their cards to be used at any ATM throughout South Africa. FNDS3000 BIN (Bank Identification Number) issued through a South African Bank has been loaded at all the banks in South Africa so that cards processed by FNDS3000 can be used at virtually all ATMS located in South Africa. Additionally live transactions have been successfully performed at all the major banks in South Africa as well as many of the smaller banks. Our platform has successfully integrated with the local transactional switch, utilized by all banks in South Africa. This integration and intensive testing with six different banks allows us now to offer our customers prepaid cards which can be used at any ATM in the country. This integration demonstrates the value we can offer the banking community, both locally and abroad, and will broaden the financial services available in South Africa by giving cardholders instant, easy access to cash.

On July 1, 2008, the Company signed an agreement with its new Strategic Partner in Africa called Australis Financial Services (PTY) Limited (“AFS”) which will provide prepaid debit card solutions to its customers. We expect AFS to aggressively market our prepaid card solutions to their customer base in Africa. AFS will be promoting our prepaid cards through their customer base which constitutes millions of card holders utilizing AFS’s closed loop prepaid cards and their bill payment system. We believe that AFS will help us to increase our penetration into strategically important markets and create a significant value for us and our shareholders by generating steady recurring revenue streams. This partnership offers AFS the opportunity to expand their card offering from purely closed loop prepaid cards to prepaid debit cards which have international acceptance. This offering will greatly enhance card adoption within our customer bases located through the African continent.

In September 2008, we launched our first payroll card program in South Africa. After the completion of all necessary certifications, the Company commenced providing processing services to its customers in South Africa via a beta test phase and went into full live production in November 2008. The issuing of our initial Diamond Cash Card is a significant milestone in our corporate history. Our prepaid card-issuing platform in Johannesburg, South Africa will serve as a launching pad for tapping into the expanding unbanked or under banked markets.

Note 6 – Asset Purchase Agreement

On June 30, 2008, a wholly-owned subsidiary of FNDS3000 Corp entered into an Asset Purchase Agreement (the “July 2008 Agreement”) whereby it acquired certain assets from Atlas Merchant Services, Inc., (“Atlas”) a company engaged in marketing merchant acquiring services and prepaid card programs including contracts with backend processing companies, two real property leases, all intellectual property used by the seller, various computers and computer serves and the assumption of various limited liabilities. The acquisition closed on July 3, 2008. Atlas is a Merchant Service and Financial Service Provider offering comprehensive electronic products to the hospitality, restaurant and retail industries. Atlas provides comprehensive credit, debit, and check card payment systems dedicated to the service and profitability of our merchants and engages in marketing merchant-acquiring services and prepaid card programs including contracts with backend processing companies.

In consideration for the assets under the July 2008 Agreement, the Company will pay Atlas $1,000,000 in cash payable in four equal separate installments on the date of closing, prior to March 31, 2009, prior to June 30, 2009 and prior to June 30, 2010. In the event that certain financing statements are not terminated by the Atlas, then the Company is not obligated to make the payments due March 31, 2009, prior to June 30, 2009 and prior to June 30, 2010. The Company issued the seller 3,000,000 shares of common stock and Atlas may receive up to an additional 2,000,000 shares of common stock if certain monthly gross margin targets are achieved. The Company has the right of first refusal to purchase all shares that the seller may resell.

In connection with the acquisition, the Company entered into an employment agreement with Victor F. Gerber for a term of three years pursuant to which Mr. Gerber was appointed as an Executive Vice President. Mr. Gerber shall receive a salary of $150,000 and an annual bonus to be determined by the Board of Directors. If Mr. Gerber’s employment with the Company is terminated by the Company without cause at any time prior to July 1, 2011, Mr. Gerber shall receive from the Company severance pay in an amount equal to the greater of his then current base compensation in effect at the time of such termination through either June 30, 2011 or eighteen (18) months from the date of notice, whichever is greater, in a lump sum payable no later than the termination date. In the event of a corporate transaction (i.e. any merger or sale resulting in the issuance of 40% or more of the outstanding shares of the Company), the amount of severance pay will be equal to his then current base compensation for 24 months plus any annual bonus due plus all paid time off in a lump sum payable no later than the closing date of the corporate transaction.

The total purchase price of the acquisition is as follows:

Cash	$250,000
Present value of liability	663,599
Fair value of common stock	1,170,000

Total purchase price	$2,083,599

Consistent with the purchase method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets of Atlas Merchant Services, Inc. based on their estimated fair values as of the acquisition closing date.

The primary factors FNDS3000 considered in its acquisition of Atlas include the strategic value of an enhanced portfolio of products and services, access to a workforce with technical expertise and a favorable cost structure and access to an expanded management team.

The allocation of the purchase price as of July 3, 2008 for the acquired assets is as follows:

Inventories	$19,000
Property and equipment, net	28,000
Customer agreements	1,800,000
Software	236,599

$2,083,599

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition had been completed on September 1 of the period reported on:

	Twelve Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007
Revenue	$895,761	653,519	253,832	196,472
Net loss	$(3,718,510)	(2,774,880)	(1,494,481)	(2,774,880)
Pro forma income per share – basic and diluted	$(0.14)	(0.26)	(0.08)	(0.09)
Weighted-average shares – basic and diluted	18,082,073	8,528,661	25,128,990	10,620,887

Note 7 – Atlas Merchant Services, LLC

As a result of the aforementioned acquisition, Atlas Merchant Services, LLC was incorporated under the laws of the state of Nevada on June 18, 2008 and is a wholly-owned subsidiary of FNDS3000 Corp. Transaction processing services provide FNDS3000 with a powerful, end-to-end processing network and customized merchant support services for their expanding base of merchants.

Atlas Merchant Services, Inc. has had a contract for transaction processing services since December 5, 2005 with Priority Payment Systems (“Priority”). Under this agreement, Atlas receives fees directly from Priority for a variety of transactions.

On August 12, 2008, Atlas signed a transaction processing agreement with Elavon, formerly NOVA Information Systems. The recent acquisition of Atlas by FNDS3000, a financial transaction processing company providing prepaid debit card and merchant processing solutions, received the agreement that leverages Elavon’s robust payment solutions and international processing platform to support FNDS3000’s global merchant acquiring growth plans.

Additionally, Atlas LLC has focused on its launch of a new product, “Atlas Restaurant Solutions”, an on-line ordering system that provides restaurateurs a low-cost and immediate solution for exposure on the internet. The on-line ordering system gives the restaurant owner the ability to take orders and payments over the internet, in addition to promoting its restaurant and product offerings. Additionally, we expect to market this product internationally in the near future.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. We assessed the impairment of intangible assets with indefinite useful lives, specifically the software acquired during the acquisition of Atlas, and that review indicated that the fair value was less than the carrying value. As of August 31, 2008, the software was considered to be impaired and we recorded an impairment charge in our income statement.

Note 8 – Related Party Transactions

Because the Company has paid certain operating expenses on behalf of a related party, a receivable has been established. The balance, $35,097, is to be reimbursed with monthly payments of $4,000 beginning November, 2008. Additionally, FNDS3000 owes a director for monthly fees and an employee of Atlas for reimbursable expenses.

On August 13, 2008, the Company incurred a $15,000 liability to an executive for a short-term loan for operating expenses. The terms included an annual interest rate of 5% until paid, on or before September 30, 2008. The full amount of the liability and applicable interest was reimbursed as of August 31, 2008.

Note 9 – Forward Stock Split

The Company filed a Certificate of Amendment to its Certificate of Incorporation (“Amendment”) with the Secretary of State of the State of Delaware that was effective January 7, 2008. The Amendment was filed to affect a forward split of the issued and outstanding common shares of the Company, whereby every share of common stock held was exchanged for two shares of common stock, this adjustment is reflected in the statement of stockholders’ equity.

Note 10 – Going Concern

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

However, there can be no assurance that our plans discussed above will materialize and/or that we will be successful in funding our estimated cash shortfalls through additional debt or equity capital and/or any cash generated by our operations. These factors, among others, indicate that there is substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 11 – Private Placement of Common Stock

On October 24, 2006, we sold an aggregate of 500,000 units of our common stock to one subscriber at an offering price of $0.50 per unit for gross offering proceeds of $250,000. We issued the units to the subscriber as accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our Company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share.

In December 2006, we issued an aggregate of 1,260,000 units of our common stock to seven subscribers at an offering price of $0.50 per unit for gross offering proceeds of $630,000 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our Company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share.

In May 2007, we issued an aggregate of 400,000 units of our common stock to seven subscribers at an offering price of $0.50 per unit for gross offering proceeds of $200,000 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our Company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share.

In August 2007, we sold an aggregate of 300,000 units of our common stock to one subscriber at an offering price of $0.50 per unit for gross offering proceeds of $150,000 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our Company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share. These shares were issued in September 2007 and were reflected at August 31, 2007 as stock payable in the amount of $149,900, net of fees.

In September, 2007, we issued an aggregate of 200,000 units of our common stock to one subscriber at an offering price of $0.50 per unit for proceeds of $75,000, net of $25,000 in offering costs. We also issued 300,000 shares towards common stock payable of $149,900, net of $100 offering cost. We issued the units to the subscriber as accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our Company and one half of one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.313 per share.

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

In February 2008, we sold an aggregate of 640,000 units to two subscribers at an offering price of $0.625 per unit for proceeds of $400,000, net of $0 in offering costs. The subscribers that participated in this offering were accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) and, as such, we relied on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our Company and one common share purchase warrant. Each common share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.875 per share. The Company issued these securities on March 13, 2008.

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

In June 2008, we issued an aggregate of 486,000 units of our common stock to four subscribers at an offering price of $0.25 per unit for gross offering proceeds of $121,500 in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. The units were comprised of one share of the common stock of our Company and one common share purchase warrant. Each share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.25 per share.

In July 2008, we sold an aggregate of 978,572 units to two subscribers at an offering price of $0.35 per unit for proceeds of $342,500, net of $0 in offering costs. The subscribers that participated in this offering were accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) and, as such, we relied on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933. The units were comprised of one share of the common stock of our Company and one common share purchase warrants. Each common share purchase warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.70 per share. The Company issued these securities August 29, 2008.

Note 12 – Other Equity Transactions

On June 1, 2007, the Company granted 1,100,000 non-qualified stock options at an exercise price of $0.80 per share to Joseph Tumbarello, Chief Operating Officer. The grant was subject to the achievement of certain performance and other individual metrics. In addition, the award vests in 33.3% increments over the next three years. On June 1, 2008, with the performance criteria having been met, the valuation date for this grant was June 1, 2008 when the stock had a value of $0.30. Under a Black-Scholes model the main assumptions for the estimate are a discount rate of 3.15% and a volatility rate of 56.4%. With an estimation of the fair value of the grant of $83,968, a total of $34,986 has been recognized as compensation expense during the quarter ended August 31, 2008. The remaining balance will be recognized as stock-based compensation of $2,332 until May, 2010.

On December 3, 2007, the Company issued 753,000 shares for services rendered, for a value of $560,750. Included in this issuance are 200,000 shares which were issued to Michele DiMauro, an independent board member. Pierre Besuchet, an independent director, was also issued 100,000 shares.

On December 13, 2007, the Company issued 50,000 shares for services rendered, for a value of $38,500.

The Company filed a Certificate of Amendment to its Certificate of Incorporation (“Amendment”) with the Secretary of State of the State of Delaware that was effective January 7, 2008. The Amendment was filed to affect a forward split of the issued and outstanding common shares of the Company, whereby every share of common stock held was exchanged for two shares of common stock, this is reflected in the statement of stockholders’ equity.

In December 2007, the Company granted 195,000 non-qualified stock options an exercise price of $0.75 per share to two employees of our South African subsidiary. The grant was subject to the achievement of certain performance and other individual metrics. In addition, the award vests in 33.3% increments over the next three years.

On January 11, 2008, the Company issued 50,000 shares for services rendered, for a value of $40,000.

During January 2008, the Company issued 22,770 shares for services rendered, for a value of $14,231.

On February 6, 2008, the Company issued 150,000 shares for services rendered, for a value of $90,000. Of this value, $22,500 was recognized immediately as expense. The remaining amount of $67,500, which was accounted for as Prepaid Services paid in common stock, was for services to be performed within six months. This amount was subsequently expensed upon finalization of the services.

On April 30, 2008, the Company issued 1,000,000 common stock options to Pierre Besuchet with an exercise price of $0.25 per share, with an estimated fair valuation of $81,012, for services during the three month period ending May 31, 2008. Under a Black-Scholes model the main assumptions for the estimate are a discount rate of 2.25% and a volatility rate of 50.9%.

On May 7, 2008, the Company granted 100,000 non-qualified stock options an exercise price of $0.19 per share to Joseph Tumbarello. The grant was subject to the achievement of certain performance and other individual metrics. In addition, the award vests in 33.3% increments over the next three years.

On May 29, 2008, the Company granted options 75,000 non-qualified stock options an exercise price of $0.30 per share to Mr. Richard Smuts-Steyn, an employee of our South African subsidiary. These stock options were forfeited upon the completion of the grace period subsequent to his resignation.

During the three-month period ending May 31, 2008, the Company issued an additional 125,000 shares for services rendered, for a value of $62,500.

In June 2008, the Company’s Board approved the appointment of Ernst Schoenbaechler to the Board of Directors and on July 30, 2008, Mr. Schoenbaechler was issued 100,000 shares for a value of $43,000. Additionally, the Company issued 200,000 shares to a consultant for services rendered, for a value of $86,000. These shares were also issued July 30, 2008.

On June 1, 2008, the Company entered into a three year employment agreement with Michael Dodak as CEO. The terms of the contract include 1,000,000 cashless stock options at an exercise price of $0.30 per share with an estimated fair valuation of $98,078. Under a Black-Scholes model the main assumptions for the estimate are a discount rate of 2.45% and a volatility rate of 56.4%. These stock options were exercised in a cashless transaction in October, 2008 with Mr. Dodak receiving 190,000 shares of our common stock as a result.

On June 1, 2008, the Company has entered into a three year employment agreement with David Fann as president. The terms of the contract include 1,000,000 cashless stock options at an exercise price of $0.30 per share with an estimated fair valuation of $98,078. Under a Black-Scholes model the main assumptions for the estimate are a discount rate of 2.45% and a volatility rate of 56.4%. These stock options were exercised in a cashless transaction in October, 2008 with Mr. Fann receiving 190,000 shares of our common stock as a result.

As of July 1, 2008, the Company acquired the assets of an Atlanta-based company that markets merchant acquiring services and prepaid card programs. The Company issued 3,000,000 shares of common stock for a value of $1,170,000.

On July 25, 2008, the Company granted 500,000 non-qualified stock options an exercise price of $0.39 per share to Joseph McGuire who was hired as the Chief Financial Officer. The grant was subject to the achievement of certain performance and other individual metrics. In addition, 33.3% of the award vests in 90 days with the remaining balance vesting in 33.3% increments over the next two years. After meeting certain performance criteria since hire date, Mr. McGuire received an additional 500,000 stock options as of October 15, 2008 with the exercise price of $0.40, the closing price on that date. These stock options are also subject to a vesting period and performance goals.

Note 13 -2008 Incentive Stock Plan

The 2008 Incentive Stock Plan (“the Plan”) is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

The persons who shall be eligible to receive Grants shall be directors, officers, employees or consultants to the Company. The term consultant shall mean any person, other than an employee, who is engaged by the Company to render services and is compensated for such services. Incentive Stock Options may only be issued to employees of the Company. Incentive Stock Options may be granted to officers or directors, provided they are also employees of the Company.

The total number of shares of Stock which may be purchased or granted directly by Options, Stock Awards or Restricted Stock Purchase Offers, or purchased indirectly through exercise of Options granted under the Plan shall not exceed three million (3,000,000). Stock subject to Grants may be either unissued or reacquired Stock. If any Grant shall for any reason terminate or expire, any shares allocated thereto but remaining unpurchased upon such expiration or termination shall again be available for Grants with respect thereto under the Plan as though no Grant had previously occurred with respect to such shares.

All or part of any Stock Award under the Plan may be subject to conditions established by the Board or the Committee, and set forth in the Stock Award Agreement, which may include, but are not limited to, continuous service with the Company, achievement of specific business objectives, increases in specified indices, attaining growth rates and other comparable measurements of Company performance. Such Awards may be based on Fair Market Value or other specified valuation. All Stock Awards will be made pursuant to the execution of a Stock Award Agreement.

A Grant of a Restricted Stock Purchase Offer under the Plan shall be subject to such (i) vesting contingencies related to the Participant’s continued association with the Company for a specified time and (ii) other specified conditions as the Board or Committee shall determine, in their sole discretion, consistent with the provisions of the Plan. All Restricted Stock Purchase Offers shall be made pursuant to a Restricted Stock Purchase Offer.

Any Incentive Stock Option granted to a person who at the time the Option is granted owns (or is deemed to own pursuant to Section 424(d) of the Code) stock possessing more than ten percent (10%) of the total combined voting power or value of all classes of stock of the Company (“Ten Percent Holder”) shall have an exercise price of no less than 110% of the Fair Market Value of the Stock as of the date of grant; and (ii) Incentive Stock Options granted to a person who at the time the Option is granted is not a Ten Percent Holder shall have an exercise price of no less than 100% of the Fair Market Value of the Stock as of the date of grant.

Any Option granted to an employee of the Company shall become exercisable over a period of no longer than five (5) years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No Option shall be exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board shall specifically determine otherwise, as provided herein. In no event shall any Option be exercisable after the expiration of ten (10) years from the date it is granted, and no Incentive Stock Option granted to a Ten Percent Holder shall, by its terms, be exercisable after the expiration of five (5) years from the date of the Option. Unless otherwise specified by the Board or the Committee in the resolution authorizing such Option, the date of grant of an Option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such Option.

If Optionee’s status as an employee shall terminate for any reason other than Optionee’s disability or death, then Optionee (or if the Optionee shall die after such termination, but prior to exercise, Optionee’s personal representative or the person entitled to succeed to the Option) shall have the right to exercise the portions of any of Optionee’s Incentive Stock Options which were exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three (3) months after such termination (or, in the event of “termination for good cause” as that term is defined in Florida case law related thereto, or by the terms of the Plan or the Option Agreement or an employment agreement, the Option shall automatically terminate as of the termination of employment as to all shares covered by the Option).

The Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the Committee. Subject to the provisions of the Plan, the Board and/or the Committee shall have authority to (a) grant, in its discretion, Incentive Stock Options in accordance with Section 422 of the Code, or Nonstatutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the Stock covered by any Grant; (c) determine which eligible persons shall receive Grants and the number of shares, restrictions, terms and conditions to be included in such Grants; (d) construe and interpret the Plan; (e) promulgate, amend and rescind rules and regulations relating to its administration, and correct defects, omissions and inconsistencies in the Plan or any Grant; (f) consistent with the Plan and with the consent of the Participant, as appropriate, amend any outstanding Grant or amend the exercise date or dates thereof; (g) determine the duration and purpose of leaves of absence which may be granted to Participants without constituting termination of their employment for the purpose of the Plan or any Grant; and (h) make all other determinations necessary or advisable for the Plan’s administration. The interpretation and construction by the Board of any provisions of the Plan or selection of Participants shall be conclusive and final. No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Grant made thereunder.

In the event of a proposed dissolution or liquidation of the Company, a merger or consolidation in which the Company is not the surviving entity, or a sale of all or substantially all of the assets or capital stock of the Company (collectively, a “Reorganization”), unless otherwise provided by the Board, this Option shall terminate immediately prior to such date as is determined by the Board, which date shall be no later than the consummation of such Reorganization. In such event, if the entity which shall be the surviving entity does not tender to Optionee an offer, for which it has no obligation to do so, to substitute for any unexercised Option a stock option or capital stock of such surviving of such surviving entity, as applicable, which on an equitable basis shall provide the Optionee with substantially the same economic benefit as such unexercised Option, then the Board may grant to such Optionee, in its sole and absolute discretion and without obligation, the right for a period commencing thirty (30) days prior to and ending immediately prior to the date determined by the Board pursuant hereto for termination of the Option or during the remaining term of the Option, whichever is the lesser, to exercise any unexpired Option or Options without regard to the installment provisions of Paragraph 6(d) of the Plan; provided, that any such right granted shall be granted to all Optionees not receiving an offer to receive substitute options on a consistent basis, and provided further, that any such exercise shall be subject to the consummation of such Reorganization.

Stock Options.

In fiscal year 2007, under our 2007 Incentive Stock Plan, we began granting employees stock options as part of our equity compensation plans. Grants are subject to such (i) vesting contingencies related to the Participant’s continued association with the Company for a specified time and (ii) other specified conditions as the Board or Committee shall determine, in their sole discretion, consistent with the provisions of the 2007 Incentive Stock Plan. Under this plan, 1,100,000 stock options were granted.

During the fiscal year ended August 31, 2008, under our 2008 Incentive Stock Plan, 3,870,000 stock options were granted.

Stock options outstanding were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, August 31, 2007	1,100,000	$0.80	2.00	$1,100
Granted	3,870,000	$0.318	2.67	$3,870
Exercised	-0-	-0-	-0-	-0-
Canceled	-0-	-0-	-0-	-0-
Forfeited	-0-	-0-	-0-	-0-

Balance, August 31, 2008	4,970,000	$0.432	2.53	$4,970

During fiscal years 2008 and 2007, the following activity occurred under our plans:

	2008	2007
Total intrinsic value of stock options exercised	$-0-	$-0-
Total fair value of stock awards vested	$-0-	$-0-
Total fair value of shared performance stock awards vested	$312,156	$-0-

Note 14 – Pension, Retirement or Similar Benefit Plans

The employees of FNDS3000 Corp are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “401(k) Plan”) that covers all full-time employees who meet certain age and service requirements. Employees may contribute up to 20% of their annual gross pay through salary deferrals. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. During the years ended August 31, 2008 and 2007, the Company made no contributions to the 401(k) Plan.

Otherwise, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Note 15 – Commitments and Obligations

The Company has the following office rent arrangements:

•

The Company moved its corporate address location and signed a new lease agreement on a 26 month basis starting November 1, 2007 and continuing through January 31, 2009. The monthly lease amount for the new lease is $4,439.

•	Lease obligation under the current lease is as follows:

Remainder under lease obligation through January 2009	$22,195

Management services

The Company has employment agreements with management and certain key service providers. As of June 1, 2008, the Company has entered into a three year employment agreement with Michael Dodak as CEO. The terms of the contract include an initial salary of $220,000 and 1,000,000 cashless stock options at an exercise price of $0.30 per share. There are other performance bonuses available at the discretion of the board of directors. There is an 18 month severance if terminated early.

As of June 1, 2008, the Company has entered into a three year employment agreement with David Fann as president. The terms of the contract include an initial salary of $220,000 and 1,000,000 cashless stock options at an exercise price of $0.30 per share. There are other performance bonuses available at the discretion of the board of directors. There is an 18 month severance if terminated early.

In connection with the acquisition, the Company entered into an employment agreement with Victor F. Gerber for a term of three years pursuant to which Mr. Gerber was appointed as an Executive Vice President. Mr. Gerber shall receive a salary of $150,000 and an annual bonus to be determined by the Board of Directors. If Mr. Gerber’s employment with the Company is terminated by the Company without cause at any time prior to July 1, 2011, Mr. Gerber shall receive from the Company severance pay in an amount equal to the greater of his then current base compensation in effect at the time of such termination through either June 30, 2011 or eighteen (18) months from the date of notice, whichever is greater, in a lump sum payable no later than the termination date. In the event of a corporate transaction (i.e. any merger or sale resulting in the issuance of 40% or more of the outstanding shares of the Company), the amount of severance pay will be equal to his then current base compensation for 24 months plus any annual bonus due plus all paid time off in a lump sum payable no later than the closing date of the corporate transaction.

Notes payable

On November 21, 2007, FNDS3000 made a down payment and entered into a Software License Agreement (the “License”) with World Processing, Ltd to allow FNDS3000 to provide a software platform for electronic payment and transaction processing. The License will be depreciated over seven years once the application has started to process transactions. As of August 31, 2008, a total of $950,000 of license fees and another $97,438 in other developmental fees has been capitalized. There will be additional payments due of $550,000, over a certain period of time with interest, due when the license is certified to process transactions over certain financial networks. This is expected to occur during the 2008-2009 fiscal year. Under the License agreement there are royalties to be paid when certain transaction volumes are met.

Under the July 2008 Agreement for the purchase of certain assets from Atlas Merchant Services, Inc., the Company agreed to pay the seller $1,000,000 in cash payable in four equal separate installments on the date of closing, prior to March 31, 2009, prior to June 30, 2009 and prior to June 30, 2010. In the event that certain financing statements are not terminated by the seller, then the Company is not obligated to make the payments due March 31, 2009, prior to June 30, 2009 and prior to June 30, 2010. The Company issued the seller 3,000,000 shares of common stock and the seller may receive up to an additional 2,000,000 shares of common stock if certain monthly gross margin targets are achieved. The Company has the right of first refusal to purchase all shares that the seller may resell. The Company utilized cash on hand in connection with the acquisition of the above assets

Note 16 – Legal Proceedings

As of August 31, 2008, we know of no material, existing or pending legal proceedings against our company. On October 02, 2007 we filed a lawsuit in Dallas, Texas for breach of contract against Information Services Group, Inc and its owner, Ken Blow. We have asked for specified damages of $438,090 as well as additional unspecified damages. The proceedings have moved to mediation which we expect to take place in early 2009. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 17 – Subsequent Events

In September 2008, we launched our first payroll card program in South Africa. After the completion of all necessary certifications, the Company commenced providing processing services to its customers in South Africa. The issuing of our initial Diamond Cash Card is a significant milestone in our corporate history. Our prepaid card-issuing platform in Johannesburg, South Africa will serve as a launching pad for tapping into the expanding unbanked or under-banked markets.

On September 12, 2008, the Company entered into a consulting arrangement with a company for investor awareness and other services and issued 150,000 shares of common stock as consideration.

On June 1, 2008, Michael Dodak, CEO, was granted 1,000,000 cashless stock options at an exercise price of $0.30 per share with an estimated fair valuation of $98,078. These stock options were exercised in a cashless transaction in October, 2008 with Mr. Dodak receiving 190,000 shares of our common stock as a result.

On June 1, 2008, David Fann, President, was granted 1,000,000 cashless stock options at an exercise price of $0.30 per share with an estimated fair valuation of $98,078. These stock options were exercised in a cashless transaction in October, 2008 with Mr. Fann receiving 190,000 shares of our common stock as a result.

On May 29, 2008, the Company granted 85,159, non-qualified stock options with an exercise price of $0.44 per share to an employee of our South African subsidiary as part of his compensation.

On October 1, 2008, the Company granted 35,000, non-qualified stock options with an exercise price of $0.45 per share to an employee of our South African subsidiary as part of his compensation.

On October 8, 2008, the Company became indebted to an external director for $50,000. The indebtedness, plus applicable interest, was paid on October 31, 2008.

As of October 15, 2008, the Company has entered into a three year employment agreement with Joseph F. McGuire as Chief Financial Officer. The terms of the contract include an initial salary of $65,000 and 500,000 stock options at an exercise price of $0.39 per share with a vesting period. After meeting certain performance criteria since hire date, July 17, 2008, Mr. McGuire’s salary increased to $130,000 and he received an additional 500,000 stock options as of October 15, 2008 with the exercise price at the closing price on that date with a vesting period.

On October 24, 2008, the Company became indebted to an executive manager for $20,000. The indebtedness, plus applicable interest, was paid on October 31, 2008.

On October 29, 2008, we entered into a Note Purchase Agreement (the “Agreement”) with Sherington Holdings, LLC (“Sherington”) for the sale of a secured convertible promissory note in the principal amount of $320,000 (the “October 2008 Note”). Pursuant to the terms of the Agreement, the Company and Sherington closed on the sale and purchase of the October 2008 Note on October 31, 2008. The October 2008 Note bears interest at 10%, matures December 13, 2008 and is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.25 per share. The Company may only redeem the October 2008 Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average. As of the October 29, the Company is obligated on the October 2008 Note issued to Sherington. The October 2008 Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company. The Company’s obligations under the October 2008 Note are secured by all of the assets of Atlas Merchant Services LLC, a wholly owned subsidiary of the Company, as well as the membership interest of Atlas LCC held by the Company. The October 2008 Note was offered and sold to Sherington in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On November 19, 2008, the Company issued 52,630 shares for services rendered, for a value of $18,421.

On December 1, 2008, we entered into an Amended and Restated Note Purchase Agreement (the “Amended Agreement”) with Sherington Holdings, LLC (“Sherington”), which amended the Note Purchase Agreement entered by and between the Company and Sherington on October 29, 2008 (the “Original Agreement”). The Original Agreement provided for the sale of a secured convertible promissory note in the principal amount of $320,000 (the “October 2008 Note”). Pursuant to the terms of the Original Agreement, the Company and Sherington closed on the sale and purchase of the October 2008 Note on October 31, 2008. The Amended Agreement provided for an increase in the principal amount of indebtedness subject to the Amended Agreement from $320,000 to $1,000,000. On December 1, 2008, the Company issued that certain Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “December 2008 Note”) and the December 2008 Note replaced the October 2008 Note, and the October 2008 Note was cancelled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000.

The December 2008 Note bears interest at 10% and matures on the earliest of the close of business on December 31, 2009; upon or after the occurrence of an event of default; or, if Sherington shall not have purchased 8,000,000 shares of the Company’s common stock on or before January 5, 2009 pursuant to the Equity Agreement discussed below, on February 28, 2009. The December 2008 Note is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.25 per share, which conversion price may be adjusted in accordance with the terms of the December 2008 Note. The Company may only redeem the December 2008 Note with the written consent of Sherington.

The Company’s obligations under the December 2008 Note are secured by all of the assets of Atlas Merchant Services LLC (“Atlas”), a wholly owned subsidiary of the Company, as well as 100% of the membership interest of Atlas.

Also, on December 1, 2008, the Company and Sherington entered into a Securities Purchase Agreement (the “Equity Agreement”) with Sherington pursuant to which Sherington has agreed subject to the satisfaction of all conditions to closing set forth in the Equity Agreement and as described herein to purchase and the Company has agreed to sell 8,000,000 shares of common stock (the “Shares”) and a warrant to purchase 30% of the issued and outstanding shares of the Company on a fully diluted basis (the “Warrant”) at an exercise price of $0.35 per share. The purchase price for the Shares and the Warrant is $2,000,000. The parties intend to complete the purchase of the Shares and the Warrant on or before January 5, 2009 or such other mutually agreeable time. As a condition to closing the transaction, the Company is required to execute a registration rights agreement, and certain shareholders of the Company are required to execute a voting agreement. The Equity Agreement may be terminated by mutual consent of both of the parties, by either party if the other party has materially breached the Equity Agreement and by Sherington if any of the following occur:

•

Sherington is dissatisfied, in Sherington’s sole discretion, with the results of its ongoing due diligence investigation of the Company’s business, assets, operations, properties, financial condition, contingent liabilities, prospects and material agreements.

•	Certain license agreements, if deemed necessary by Sherington in Sherington’s sole discretion, are not amended to the satisfaction of Sherington, in Sherington’s sole discretion.

•	Certain management employment agreements, if deemed necessary by Sherington in Sherington’s sole discretion, are not amended to the satisfaction of Sherington, in Sherington’s sole discretion.