Form 10-Q
period 2008-11-30
FNDS3000 Corp
filed 2009-01-14
CIK 1369748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number: 333-138512

FNDS3000 CORP

(Exact name of small business issuer as specified in its charter)

DELAWARE	51-0571588

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

818 A1A North Suite 201 Ponte Vedra Beach, Florida 32082

(Address of principal executive offices)

904-273-2702

(Registrant’s telephone number)

(Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 14, 2009, the Company had outstanding 36,590,192 shares of its common stock, par value $0.001.

FNDS3000 CORP AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended November 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FNDS3000 CORP AND SUBSIDIARIES

(f/k/a FundsTech Corp.)

(A development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2008	August 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$113,128	$317,077
Accounts receivable	87,786	70,160
Inventory	19,290	19,000
Deposits	10,660	46,470
Prepaid expenses and other current assets	7,298	11,037
Due from related party	38,800	35,097

Total current assets	276,962	498,841
Property, plant and equipment, net	104,891	114,411
Software license	1,648,263	1,597,438
Other intangibles, net	1,612,500	1,725,000

Total assets	$3,642,616	$3,935,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199,670	$76,674
Accrued payroll and benefits	278,008	162,232
Other accrued liabilities	28,589	15,980
Due to related party	66,533	20,860
Notes payable	874,262	974,262

Total current liabilities	1,447,062	1,250,008
Convertible note payable	320,000	—
Notes payable-long-term	250,000	250,000

Total liabilities	2,017,062	1,500,008

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par; 100,000,000 shares authorized; 28,590,192 and 26,590,192 issued and outstanding, November 30, 2008 28,007,562 and 26,007,562 issued and outstanding, August 31, 2008	26,590	26,008
Paid-in capital	8,938,277	8,683,842
Prepaid service paid in common stock	(12,500)	—
Accumulated deficit during development stage	(7,326,813)	(6,274,168)

Total stockholders’ equity	1,625,554	2,435,682

Total liabilities and stockholders’ equity	$3,642,616	$3,935,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

(f/k/a FundsTech Corp.)

(A development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended November 30,		Since Inception (January 24, 2006) to November 30,2008
	2008	2007
Revenues, net	$260,166	$5,000	$506,354
Cost of sales	77,146	3,500	191,457

Gross profit	183,020	1,500	314,897
Operating expenses:
Stock-based compensation-professional	62,500	14,131	2,829,109
Stock-based compensation-salaries	163,176	—	361,627
Salaries and benefits	505,879	194,868	2,080,162
Travel expense	78,127	120,336	498,554
Professional and consultant fees	143,121	28,354	557,738
Depreciation and amortization expense	143,661	774	276,233
Asset impairment	—	—	226,741
Commissions	48,764	—	97,606
Bad debt expense	—	—	17,000
Other selling, general and administrative	76,008	19,699	282,879

Total operating expenses	1,221,236	378,161	7,227,649

Loss from operations	(1,038,216)	(376,661)	(6,912,752)

Other income (expense):
Interest and other income	2,833	—	12,124
Interest expense	(15,197)	—	(38,317)
Gain/(loss) on currency translation	(2,065)	—	(10,186)
Loss on investment	—	—	(376,000)
Loss on asset disposal	—	—	(1,682)

Total other income (expense)	(14,429)	—	(414,061)

Net loss	$(1,052,645)	$(376,661)	$(7,326,813)

Net loss per share – basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding – basic and diluted	26,918,862	23,716,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUNDS3000 CORP AND SUBSIDIARIES

(f/k/a FundsTech Corp.)

(A development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended		Since Inception (January 24, 2006) to through November 30,
	November 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,052,645)	$(2,757,265)	$(7,326,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143,068	1,309	275,640
Non-cash stock compensation	225,676	1,580,422	3,218,126
Allowance for impaired intangibles	—	—	226,741
Currency translation adjustment	—	—	5,698
Bad debt	—	17,000	17,000
Write-off of investment	—	376,000	376,000
Change in operating assets and liabilities:
Accounts receivable	(17,626)	(7,000)	(104,786)
Due to/from related party	41,970	—	27,733
Prepaid expenses and other assets	39,259	(14,135)	(18,249)
Accounts payable and accrued liabilities	135,604	68,501	228,261
Accrued payroll and benefits	115,776	—	278,008

Net cash used in operating activities	(368,918)	(735,168)	(2,796,641)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	—	(375,000)	(625,000)
Purchase of property and equipment	(21,048)	(10,354)	(148,710)
Loans to subsidiaries	—	(1,000)	(1,000)
Purchase of software license	(50,825)	—	(898,263)

Net cash used in investing activities	(71,873)	(386,354)	(1,672,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	16,842	979,900	4,562,742
Borrowings on notes payable	320,000	—	320,000
Payments on notes payable	(100,000)	—	(300,000)

Net cash provided by financing activities	236,842	979,900	4,582,742

Net increase (decrease) in cash and cash equivalents	(203,949)	(141,622)	113,128
Cash and cash equivalents at beginning of year	317,077	175,860	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$113,128	$34,238	$113,128

SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$15,197	$1,142	$16,339

Income taxes paid	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for common stock payable	$—	$149,900	$149,900

Stock issued and note payable-related party assumed for acquisition	$—	$—	$116,875

Acquisition of assets
Inventory	$—	$—	$19,000
Property and equipment	—	—	28,000
Other intangible	—	—	1,800,000
Software	—	—	236,599

Total assets acquired	—	—	2,083,599
Less cash paid	—	—	(250,000)

Stock issued and note payable assumed for acquisition of assets	$—	$—	$1,833,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

(f/k/a FundsTech Corp.)

(a Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FNDS3000 Corp (f/k/a FundsTech Corp.) (the “Company”, FNDS3000”, “we”, “our” or “us”) and subsidiaries have been prepared in accordance with United States generally accepted accounting principles for interim financial statements. Therefore, they include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-KSB for the year ended August 31, 2008 of FNDS3000 Corp which was filed on December 8, 2008.

The interim condensed consolidated financial statements present the condensed consolidated balance sheets, statements of operations, and cash flows of FNDS3000 Corp and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2008 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

Our fiscal year ends on August 31 of the applicable calendar year. All references to fiscal periods apply to our fiscal quarters or year which ends on the last day of the calendar month end.

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

Note 2 – Formation, Background and Operations of the Company

Corporate History

FNDS3000, which is considered to be a development stage enterprise as defined in Financial Accounting Standards Board Statement No. 7, was incorporated under the laws of the state of Delaware on January 24, 2006. The Company’s year end is August 31st.

We are headquartered in Ponte Vedra Beach, Florida.

On March 28, 2008, the Company, with written consent of the board of directors as well as the consent of stockholders holding a majority of the outstanding shares of common stock amended the Company’s Articles of Incorporation to change the Company’s name to FNDS3000 Corp from FundsTech Corp.

Summary of Business

We are a financial transaction processing company that provides the following services:

A)	prepaid debit cards to third parties in cooperation with financial institutions throughout the world, predominantly through our Europe, Middle East, and Africa (“EMEA”) Operating Unit, and

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

Americas Operating Unit

In July 2008, we announced the acquisition of the assets of Atlas Merchant Services, Inc., an Atlanta-based company, that markets debit and credit card programs to merchants and employers throughout the United States. At the time of acquisition, the company was generating approximately $1 million in annual revenue. The acquisition provides us with proprietary software solutions for the virtual POS/internet market and an Electronic Funds Transfer platform for our U.S. and worldwide customers. This enables us to line extend our current product offering to existing and new customers and can be used advantageously in a cross-selling market strategy. Our merchant processing solutions provide comprehensive credit, debit, and check card payment programs. The combination of card issuing and merchant processing enables the Company to provide turnkey financial transaction solutions to virtually any market worldwide.

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

We sell prepaid debit cards and provide processing and management services. We currently market our products directly to distributors for distribution into the United States and non-U.S. markets. We also market our prepaid debit cards to employers for distribution to their employees who are then able to receive employment earnings by direct deposit. Employees are able to use the card to access cash through ATMs or purchase products and services wherever personal identification number-based (“PIN”) debit cards are accepted. We also plan to target third parties and pursue relationships that may help us grow our business through strategic partnerships, complementary sales channels and acquisitions.

We also provide processing services to financial institutions and independent sales organizations (“ISO”), in non-U.S. markets to assist with the processing of debit card transactions. We market debit cards predominantly under the FNDS3000 name or under the names of our business partners. In the U.S., we utilize third party processors (“TPP”) who issue debit cards on our behalf to cardholders and process the transactions from the use of these cards by the cardholder(s). They can also transfer money from various locations throughout the United States including Money Gram and Western Union, stores and other locations for deposit on the cards of the cardholders. We refer to these retail locations where money can be transferred, or loaded, onto our cards as points of presence (“POP”). To date, our relationship with all of the POPs that we have access to have been established through our third party processors. We generate revenue through user fees that may involve a monthly flat fee and/or a transaction fee for each transaction processed.

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

We are also marketing the licensing of a debit card software solution to financial institutions as well as independent sales organizations who wish to offer their own debit card program. We intend to sell these programs either directly or through distributors in non-U.S. markets.

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

Banks

Banks have a direct relationship to the card associations, and are responsible for sponsoring our third party processors in the U.S. and us or other third parties where we have direct relations in non-U.S. markets. Without a TPP or an ISO with a card association or our direct relationship with the banks, we would not be able to offer our products for sale to customers. Once an approval from a card association is obtained, we work with a bank to create the product or program. The agreement between the bank and the card association will determine customer service requirements and will set out the card account requirements including maximum load amounts, usage, withdrawals, etc. The bank has set transaction fees which are charged to the card holder. We are initially charged these fees, and pass them to the customer each time a transaction occurs. The bank also charges the processor a transaction fee for certain transactions which are collected at the time of the transaction by the processor and distributed to the bank. The bank also charges us a monthly fee to keep the card account active. This fee is collected by the processor who distributes those funds to the bank and to us.

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

Employee

As of November 30, 2008, our company was operated by Michael Dodak as our Chief Executive Officer, Joseph McGuire as our Chief Financial Officer and Treasurer, David Fann as our President and Secretary, Victoria Vaksman as our Executive Vice President of Europe, Middle East and Africa, Vic Gerber as our Executive Vice President of the Americas and Joe Tumbarello as our Chief Operating Officer. The Company has approximately 20 full time employees. We intend to periodically hire independent contractors to execute our marketing, sales, and business development functions. Our company will hire employees when circumstances warrant. As we have begun processing operations in South Africa, we intend to hire between six and ten individuals who will reside in South Africa and include operational, administrative, customer service and IT personnel.

Note 3—Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred minimal profits from operations since our inception. In addition, we expect to have ongoing requirements for capital investment to implement our business plan. As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Note 4—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of FNDS3000 Corp and its wholly-owned subsidiaries: Atlas Merchant Services, LLC, Fundstech Corp. SA. (PTY), FNDS3000 Corp SA. and Transaction Data Management, Inc., which is inactive. Significant inter-company accounts and transactions are eliminated in consolidation.

Reclassifications

Certain items may be reclassified in the 2008 condensed consolidated financial statements to conform to the 2009 presentation.

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

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of November 30, 2008 and 2007. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company maintains cash balances at a financial institution in Ponte Vedra Beach, Florida. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Revenue Recognition and Deferred Revenue

We currently generate revenues from consulting fees, which arise from providing advisory services under a one-year Consulting Agreement with Global Cash Card.

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

Inventories

Inventories will consist of reloadable stored-value ATM cards and spare equipment, and will be valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management will continually evaluate the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve, or write-down, is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed. As of November 30, 2008, we have $19,290 of inventory.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 26,918,862 and 23,716,648 for the three months ended November 30, 2008 and 2007, respectively. Diluted net loss per common share, assuming exercising of the options granted, is not presented as the effect of conversion is anti-dilutive.

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

Equity—Based Compensation

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

For the period January 24, 2006 (inception) to November 30, 2008, the Company incurred net operating losses in an amount exceeding the net income. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset. At November 30, 2008, the Company had in excess of $6,000,000 of federal and state net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2024.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets at November 30, 2008 will not be fully realizable.

Note 5—Recent Pronouncements

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

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

Note 6—Related Party Transactions

Because the Company has paid certain operating expenses on behalf of a related party, a receivable has been established. The balance, $38,800, is to be reimbursed with monthly payments of $5,000 beginning December, 2008.

Additionally, FNDS3000 owes various members of management approximately $48,500 for travel reimbursement, approximately $10,800 is owed to an officer for deferred payroll expense and we owe a director a total of $7,000 for monthly fees.

On October 8, 2008, the Company became indebted to an external director for $50,000. The indebtedness, plus applicable interest, was paid on October 31, 2008.

On October 24, 2008, the Company became indebted to an executive manager for $20,000. The indebtedness, plus applicable interest, was paid on October 31, 2008.

Note 7—Equity Transactions

Common Stock

On September 12, 2008, the Company entered into a three month consulting arrangement with a company for investor awareness and other services and issued 150,000 shares of common stock as consideration, for a value of $75,000. Of this value, $62,500 has been recognized as expense. The remaining amount of $12,500, which was accounted for as Prepaid services paid in common stock, was subsequently expensed in December upon completion of the services.

On November 19, 2008, the Company sold 52,630 shares for a value of $18,421.

Stock Options

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

On October 1, 2008, the Company granted 35,000 stock options with an exercise price of $0.45 per share to an employee of our South African subsidiary as part of his compensation. These options are subject to a vesting period and performance criteria.

On October 15, 2008, the Company entered into a three year employment agreement with Joseph F. McGuire as Chief Financial Officer. The terms of the contract include an initial salary of $65,000 and 500,000 stock options at an exercise price of $0.39 per share with a vesting period of 90 days which were granted on his hire date, July 17, 2008. The valuation date for this grant was October 15, 2008 when the stock had a value of $0.40. Under a Black-Scholes model the main assumptions for the estimate are a discount rate of 3.30% as of July 31, 2008 and a volatility rate of 67.6%. With an estimation of the fair value of the grant of $114,388 and one-third of the options vested, a total of $38,130 has been recognized as compensation expense during the quarter ended November 30, 2008. After meeting certain performance criteria since his hire date, Mr. McGuire’s salary increased to $130,000 and he received an additional 500,000 stock options, which are subject to a vesting period, with an exercise price of $0.40, the closing stock price on that date. The valuation date for this grant was October 15, 2008 when the stock had a value of $0.40. Under a Black-Scholes model the main assumptions for the estimate are a discount rate of 2.73% and a volatility rate of 69.0%. With an estimation of the fair value of the grant of $114,872, the total has been recognized as compensation expense during the quarter ended November 30, 2008.

Note 8—Commitments and Obligations

The Company has the following office rent arrangements:

•

The Company moved its corporate address location and signed a new lease agreement on a 26 month basis starting November 1, 2007 and continuing through January 31, 2009. The current monthly lease amount (adjusted for utilities) is $4,721. We are currently negotiating the renewal.

•	Atlas has two leased offices. The Georgia location has a monthly rent of $1,460 and expires May 14, 2011. The Tennessee location has an open-ended lease and a monthly rent of $450.

Our lease obligations under the current leases are as follows:

Remaining 9 months of fiscal 2009	$26,632
Fiscal 2010	22,920
Fiscal 2011	18,540

Total	$68,092

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

On October 29, 2008, we entered into the Original Agreement with Sherington for the October 2008 Note in the principal amount of $320,000. Pursuant to the terms of the Original Agreement, the Company and Sherington closed on the sale and purchase of the October 2008 Note on October 31, 2008. The October 2008 Note bears interest at 10%, matures December 13, 2008 and is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.25 per share. The Company may only redeem the October 2008 Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average. As of the October 29, 2008, the Company is obligated on the October 2008 Note issued to Sherington. The October 2008 Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company. The Company’s obligations under the October

2008 Note are secured by all of the assets of Atlas Merchant Services LLC, a wholly owned subsidiary of the Company, as well as the membership interest of Atlas LCC held by the Company. On December 1, 2008, we entered into the Amended Agreement with Sherington, which amended the Original Agreement. The Amended Agreement provided for an increase in the principal amount of indebtedness subject to the Amended Agreement from $320,000 to $1,000,000. On December 1, 2008, the Company issued the December 2008 Note and the December 2008 Note replaced the October 2008 Note, and the October 2008 Note was cancelled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000.

On November 19, 2008, the Company issued 52,630 shares for services rendered, for a value of $18,421.

Notes payable

Under the July 2008 Agreement for the purchase of certain assets from Atlas Merchant Services, Inc., the Company agreed to pay the seller $1,000,000 in cash payable in four equal separate installments on the date of closing, prior to March 31, 2009, prior to June 30, 2009 and prior to June 30, 2010. In the event that certain financing statements are not terminated by the seller, then the Company is not obligated to make the payments due March 31, 2009, prior to June 30, 2009 and prior to June 30, 2010. The Company issued the seller 3,000,000 shares of common stock and the seller may receive up to an additional 2,000,000 shares of common stock if certain monthly gross margin targets are achieved. The Company has the right of first refusal to purchase all shares that the seller may resell. The Company utilized cash on hand in connection with the acquisition of the above assets

On November 21, 2007, FNDS3000 made a down payment and entered into a Software License Agreement (the “License”) with World Processing, Ltd to allow FNDS3000 to provide a software platform for electronic payment and transaction processing. The License will be depreciated over seven years once the application has started to process transactions. As of November 30, 2008, a total of $1,500,000 of license fees and another $148,263 in other developmental fees has been capitalized. There will be additional payments due of $450,000, over a certain period of time with interest, due when the license is certified to process transactions over certain financial networks. This is expected to occur during the 2008-2009 fiscal year. Under the License agreement there are royalties to be paid when certain transaction volumes are met.

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

Note 9—Subsequent Events

On December 1, 2008, we entered into the Amended Agreement with Sherington, which amended the Original Agreement. The Original Agreement provided for the sale of the October 2008 Note. Pursuant to the terms of the Original Agreement, the Company and Sherington closed on the sale and purchase of the October 2008 Note on October 31, 2008. The Amended Agreement provided for an increase in the principal amount of indebtedness subject to the Amended Agreement from $320,000 to $1,000,000. On December 1, 2008, the Company issued the December 2008 Note and the December 2008 Note replaced the October 2008 Note, and the October 2008 Note was cancelled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000.

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

The Company’s obligations under the December 2008 Note are secured by all of the assets of Atlas Merchant Services LLC, a wholly-owned subsidiary of the Company, as well as 100% of the membership interest of Atlas.

On December 1, 2008, the Company and Sherington entered into a Securities Purchase Agreement (the “Equity Agreement”) with Sherington pursuant to which Sherington agreed to purchase and the Company has agreed to sell 8,000,000 shares of common stock (the “Shares”) and a warrant to purchase 30% of the issued and outstanding shares of the Company on a fully diluted basis as of January 6, 2009 (the “Warrant”) at an exercise price of $0.35 per share. The Warrant is exercisable through December 31, 2010. The purchase price for the Shares and the Warrant is $2,000,000. On January 6, 2009, the parties closed the sale and purchase of the Shares and the Warrant. In addition, the Company and Sherington entered into a Registration Rights Agreement pursuant to which the Company provided Sherington with the right to demand the filing of two registration statements registering the Shares, the shares of common stock underlying the Warrants and the shares of common stock issuable upon conversion of that certain Secured Convertible Promissory Note in the principal amount of $1,000,000 previously purchased by Sherington.

Further, as a condition to closing, Messrs Dodak and Fann have acknowledged and agreed that their employment agreements have been converted to Consulting Agreements effective December 5, 2008 with respect to Mr. Dodak and February 1, 2009 with respect to Mr. Fann. Mr. McGuire, the Chief Financial Officer of the Company, has agreed to amend certain terms of his employment agreement by the end of February 2009.

On December 4, 2008, Michael Dodak stepped down as CEO of the Company.

Effective December 5, 2008, Mr. John Hancock joined the company as Chief Executive Officer and Director and John Watson has been appointed Executive Vice President and DirectorMr. John Watson was appointed Executive Vice President and Director.

Effective January 6, 2009, Mr. Raymond Goldsmith succeeded Michael Dodak as Chairman of the Board. Mr. Dodak resigned as a director but remains with the Company as an executive consultant.

On January, the Company paid GCC the remaining principle balance, $350,000, on the note payable as per the contract.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not represent historical facts. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Form 10-Q Report include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis or Plan of Operation”, our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Form 10-Q Report and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Estimates of future financial results are inherently unreliable.

From time to time, representatives of FNDS3000 may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company’s future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company’s control. As a result, there can be no assurance that the Company’s performance will be consistent with any of management’s forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company’s business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company’s prospective results of operations.

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

Stock—Based Compensation

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

Results of Operations for the Three Months Ended November 30, 2008 and 2007.

Revenue

Total revenues for the three months ended November 30, 2008 and 2007 were $260,166 and $5,000, respectively.

For the three months ended November 30, 2008, approximately $179,000 was from processing fees, $32,000 from sales of equipment and processing fees related to the Atlas Restaurant Solutions product line, $19,000 is customer service revenue and $5,000 from the sale of equipment. Included in the remaining amount of approximately $25,000 was $3,600 of miscellaneous income.

Total revenues for the three months ended November 30, 2007 were $5,000 for the sale of cards.

Cost of Revenue

Cost of revenues for the three months ended November 30, 2008 and 2007 were $77,146 and $3,500, respectively.

For the three months ended November 30, 2008, approximately $44,000 was for costs incurred during the set up and beta testing of our South Africa operations, including $7,500 for hosting fees, $7,000 for call center expenses and $4,000 for issuer authorizations. Approximately $23,000 was related to the Atlas Restaurant Solutions product and $5,400 for other equipment. The remaining cost of approximately $5,000 was for other processing expenses.

Cost of revenues for the three months ended November 30, 2007 was $3,500 for the purchase of blank cards.

Operating Expenses

Operating expenses for the three months ended November 30, 2008 and 2007 were $1,221,236 and $378,161, respectively.

Operating expenses for the three months ended November 30, 2008 were comprised of approximately $62,500 of stock-based consultant expense, $163,000 expense for vested options, $506,000 for salaries and benefits, $143,000 for professional and consultant fees and $144,000 for depreciation and amortization. International travel expense was $63,000, $15,000 was for Atlas travel and $49,000 was for sales commissions related to the Atlas processing income. Other Expense of approximately $76,000 includes $24,000 for rent, $13,000 for communication, $11,000 for insurance, $11,000 for marketing, $7,000 for investor relations and $10,000 in general office expense.

Operating expenses for the three months ended November 30, 2007 was comprised of approximately $14,000 stock-based consultant expense, $195,000 for salaries and benefits, $28,000 for legal and auditing fees, $120,000 for travel, $8,000 for investor relations and $20,000 for general office expense.

Results of Operations

The Company’s operating loss for the three months ended November 30, 2008 and 2007 was $1,052,645 and $376,661, respectively.

Liquidity and Capital Resources

Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. There is some substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue into the fiscal year ending August 31, 2009.

Management projects that we may require an additional $2,000,000 to $3,000,000 to fund our operating expenditures for the next twelve month period.

Our cash on hand as of November 30, 2008 and 2007 was $113,128 and $34,238, respectively. As of November 30, 2008 and 2007, we had negative working capital of $1,170,100 and $20,966, respectively. We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and increase market share. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our equity securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended August 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

As of November 30, 2008, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of November 30, 2008 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of November 30, 2008, we know of no material, existing or pending legal proceedings against our company. On October 2, 2007 we filed a lawsuit in Dallas, Texas for breach of contract against Information Services Group, Inc and its owner, Ken Blow. We have asked for specified damages of $438,090 as well as additional unspecified damages. The proceedings have moved to mediation which we expect to take place in early 2009. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item, however, a detailed discussion of risk factors can be found in

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 19, 2008, we sold 52,630 shares of stock at an offering price of $0.35 per share for proceeds of $18,421 to one accredited investor.

We entered into an Amended and Restated Note Purchase Agreement (the “Amended Agreement”) with Sherington Holdings, LLC (“Sherington”) on December 1, 2008, which amended the Note Purchase Agreement entered by and between the Company and Sherington on October 29, 2008 (the “Original Agreement”). The Original Agreement provided for the sale of a secured convertible promissory note in the principal amount of $320,000 (the “October 2008 Note”). Pursuant to the terms of the Original Agreement, the Company and Sherington closed on the sale and purchase of the October 2008 Note on October 31, 2008. The Amended Agreement provided for an increase in the principal amount of indebtedness subject to the Amended Agreement from $320,000 to $1,000,000. On December 1, 2008, the Company issued that certain Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “December 2008 Note”). and the December 2008 Note replaced the October 2008 Note, and the October 2008 Note was cancelled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000.

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

As of the date hereof, the Company is obligated on the December 2008 Note. The December 2008 Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. The Company’s obligations under the December 2008 Note are secured by all of the assets of Atlas Merchant Services LLC (“Atlas”), a wholly owned subsidiary of the Company, as well as 100% of the membership interest of Atlas.

On December 1, 2008, the Company and Sherington entered into a Securities Purchase Agreement (the “Equity Agreement”) with Sherington pursuant to which Sherington agreed to purchase and the Company has agreed to sell 8,000,000 shares of common stock (the “Shares”) and a warrant to purchase 30% of the issued and outstanding shares of the Company on a fully diluted basis as of January 6, 2009 (the “Warrant”) at an exercise price of $0.35 per share. The Warrant is exercisable through December 31, 2010. The purchase price for the Shares and the Warrant is $2,000,000. On January 6, 2009, the parties closed the sale and purchase of the Shares and the Warrant. In addition, the Company and Sherington entered into a Registration Rights Agreement pursuant to which the Company provided Sherington with the right to demand the filing of two registration statements registering the Shares, the shares of common stock underlying the Warrants and the shares of common stock issuable upon conversion of that certain Secured Convertible Promissory Note in the principal amount of $1,000,000 previously purchased by Sherington.

Further, as a condition to closing, Messrs Dodak and Fann have acknowledged and agreed that their employment agreements have been converted to Consulting Agreements effective December 5, 2008 with respect to Mr. Dodak and February 1, 2009 with respect to Mr. Fann. Mr. McGuire, the Chief Financial Officer of the Company, has agreed to amend certain terms of his employment agreement by the end of February 2009.

The above securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The investors were accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

4.1	Securities Purchase Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated December 1, 2008 (1)

4.2	Registration Rights Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated January 6, 2009 (2)

4.3	Warrant to Purchase Common Stock issued by FNDS3000 Corp to Sherington Holdings, LLC dated January 6, 2009 (2)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on December 5, 2008.
(2)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on January 12, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons on the 13th day of January, 2009.

FNDS3000 CORP.

By: /s/ John Hancock
John Hancock
Chief Executive Officer

By: /s/ Joseph F. .McGuire
Joseph F. McGuire
Chief Financial and Accounting Officer