Form 10-Q
period 2009-02-28
FNDS3000 Corp
filed 2009-04-14
CIK 1369748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

As of April 14, 2009, the Company had outstanding 36,848,500 shares of its common stock, par value $0.001.

FNDS3000 CORP AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended February 28, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FNDS3000 CORP AND SUBSIDIARIES

(A development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2009	August 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,214,892	$317,077
Accounts receivable	122,560	70,160
Inventory, net	7,070	19,000
Deposits	11,727	46,470
Prepaid expenses and other current assets	76,094	11,037
Due from related party	33,864	35,097

Total current assets	1,466,207	498,841

Property, plant and equipment, net	107,990	114,411
Software license, net	1,589,363	1,597,438
Other intangibles, net	664,000	1,725,000

Total assets	$3,827,560	$3,935,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$119,970	$76,674
Accrued payroll and benefits	85,191	162,232
Other accrued liabilities	91,285	15,980
Due to related party	91,000	20,860
Convertible note payable	1,000,000	—
Notes payable	466,886	974,262

Total current liabilities	1,854,332	1,250,008

Notes payable-long-term	250,000	250,000

Total liabilities	2,104,332	1,500,008

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par; 100,000,000 shares authorized; 36,848,500 and 34,848,500 shares issued and outstanding, February 28, 2009 28,007,562 and 26,007,562 shares issued and outstanding, August 31, 2008	34,849	26,008
Paid-in capital	11,016,000	8,683,842
Accumulated deficit during development stage	(9,327,621)	(6,274,168)

Total stockholders’ equity	1,723,228	2,435,682

Total liabilities and stockholders’ equity	$3,827,560	$3,935,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

(A development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended		For the Three Months Ended		Since Inception
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	(January 24, 2006) to February 28, 2009
Revenues, net	$478,798	$5,000	$218,632	$—	$724,986
Cost of sales	122,117	3,675	44,971	175	236,428

Gross profit	356,681	1,325	173,661	(175)	488,558

Operating expenses:
Stock-based compensation-professional	100,000	679,982	37,500	665,750	2,868,109
Stock-based compensation-salaries	184,379	—	21,203	—	382,830
Salaries and benefits	1,122,156	379,474	616,277	196,306	2,696,439
Travel expense	188,335	193,896	110,208	70,314	608,762
Professional and consultant fees	305,618	65,435	162,497	25,381	718,735
Depreciation and amortization expense	321,724	9,365	178,063	8,591	454,296
Asset impairment	—	—	—	—	226,741
Commissions	68,728	—	19,964	—	117,570
Bad debt expense	—	—	—	—	17,000
Other selling, general and administrative	141,417	51,633	65,406	28,239	348,288

Total operating expenses	2,432,357	1,379,785	1,211,118	994,581	8,438,770

Loss from operations	(2,075,676)	(1,378,460)	(1,037,457)	(994,756)	(7,950,212)

Other income (expense):
Interest and other income	8,984	1,885	6,151	443	18,275
Interest expense	(78,905)	—	(63,608)	—	(102,025)
Gain/(loss) on currency translation	(7,856)	2,800	(5,791)	2,800	(15,977)
Impairment of intangible assets	(836,000)	—	(836,000)	—	(836,000)
Other loss	(64,000)	—	(64,000)	—	(64,000)
Loss on asset disposal	—	—	—	—	(377,682)

Total other income (expense)	(977,777)	4,685	(963,248)	3,243	(1,377,409)

Net loss	$(3,053,453)	$(1,373,775)	$(2,000,705)	$(991,513)	$(9,327,621)

Net loss per share – basic and diluted	$(0.10)	$(0.11)	$(0.06)	$(0.07)

Weighted average shares outstanding – basic and diluted	30,193,091	13,078,157	32,983,686	14,297,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUNDS3000 CORP AND SUBSIDIARIES

(A development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Since Inception
	For the Six Months Ended		(January 24, 2006) to
	February 28	February 29	through February 28,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,053,453)	$(1,373,775)	$(9,327,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321,724	9,365	454,296
Non-cash stock compensation	323,369	679,982	3,315,819
Allowance for impaired inventory	12,747	—	12,747
Allowance for impaired intangibles	—	—	226,741
Currency translation adjustment	—	—	5,698
Bad debt	—	—	17,000
Impairment of intangible assets	836,000	—	836,000
Loss on asset disposal	—	—	376,000
Other loss	64,000	—	64,000
Imputed interest on note payable	42,624	—	42,624
Change in operating assets and liabilities:
Accounts receivable	(52,400)	—	(139,560)
Due to/from related party	71,373	—	57,136
Prepaid expenses and other assets	(31,131)	(19,989)	(88,639)
Accounts payable and accrued liabilities	54,601	(16,703)	147,258
Accrued payroll and benefits	(77,041)	—	85,191

Net cash used in operating activities	(1,487,587)	(721,120)	(3,915,310)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	—	—	(625,000)
Purchase of property and equipment	(31,403)	(102,938)	(159,065)
Loans to subsidiaries	—	—	(1,000)
Purchase of software license	(50,825)	(750,000)	(898,263)

Net cash used in investing activities	(82,228)	(852,938)	(1,683,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	2,017,630	1,670,000	6,496,030
Stock payable	—	—	67,500
Borrowings on notes payable	1,000,000	—	1,000,000
Payments on notes payable	(550,000)	—	(750,000)

Net cash provided by financing activities	2,467,630	1,670,000	6,813,530

Net increase (decrease) in cash and cash equivalents	897,815	95,942	1,214,892

Cash and cash equivalents at beginning of year	317,077	34,238	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,214,892	$130,180	$1,214,892

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$31,078	$—	$33,010

Income taxes paid	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for common stock payable	$—	$174,900	$180,300

Stock issued and note payable-related party assumed for acquisition	$—	$—	$116,875

Acquisition of assets
Inventory	$—	$—	$19,000
Property and equipment	—	—	28,000
Other intangible	—	—	1,800,000
Software	—	—	236,599

Total assets acquired	—	—	2,083,599
Less cash paid	—	—	(250,000)

Stock issued and note payable assumed for acquisition of assets	$—	$—	$1,833,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

(a Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FNDS3000 Corp (the “Company”, FNDS3000”, “we”, “our” or “us”) and subsidiaries have been prepared in accordance with United States generally accepted accounting principles for interim financial statements. Therefore, they include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-KSB for the year ended August 31, 2008 of FNDS3000 Corp which was filed on December 8, 2008.

The interim condensed consolidated financial statements present the condensed consolidated balance sheets, statements of operations, and cash flows of FNDS3000 Corp and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2009 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Summary of Business

We are a financial transaction processing company that provides the following services:

A)	prepaid debit cards to third parties in cooperation with financial institutions in South Africa, and,

B)	merchant processing solutions, predominantly through our subsidiary, Atlas Merchant Services, LLC.

Europe, Middle East, and Africa Operating Unit

We have installed our first prepaid debit card issuing platform. In September 2008, after the completion of all necessary certifications, we launched our first payroll card program in South Africa via a beta test phase and we are entering full live production. The issuing of our initial Diamond Cash Card is a significant milestone in our corporate history. Our major strategic objective was to install our prepaid card-issuing platform in Johannesburg, South Africa to serve as a launching pad for tapping into the expanding unbanked or under-banked markets. The prepaid platform will service South Africa and we will evaluate expansion to other African and Middle Eastern countries. The introduction of our prepaid card solution complements the South African Government’s drive toward the economic advancement of previously disadvantaged communities.

Americas Operating Unit

In July 2008, we acquired the assets of Atlas Merchant Services, Inc., an Atlanta-based company, that markets debit and credit card programs to merchants and employers throughout the United States. At the time of acquisition, the company was generating approximately $1 million in annual revenue.

During March 2009, FNDS3000 Corp and Victor Geber, the owner of Atlas Merchant Services, Inc. commenced negotiations to enter into a transaction which would allow Mr. Gerber to purchase Atlas Merchant Services, LLC from the Company. Although we cannot provide any guarantee, the sale is expected to be finalized in April 2009. Based on current negotiations, a loss of $836,000 has been recognized in the quarter ended February 28, 2009.

Products and Services

Prepaid Debit Card – South Africa

Employers can use our products in lieu of cash to pay employees. Our prepaid debit cards can be utilized by employers for distribution to their employees who are then able to receive employment earnings by direct deposit unto our prepaid debit card. Employees are able to use the card to access cash through ATMs or purchase products and services wherever debit cards are accepted. Domestic and international ‘money transfers’ are also key features of our solution.

We market our prepaid debit cards predominantly under the Diamond Cash Card name or under the names of our business partners in South Africa.

Merchant Acquiring – Atlanta, Georgia

In the U.S., we utilize third party processors (“TPP”) and process the transactions from the use of these cards by the cardholder(s). We generate revenue through user fees that may involve a monthly flat fee and/or a transaction fee for each transaction processed.

Card Associations: MasterCard

Card associations sponsor certain types of card programs. In December 2008, we announced that we are the first and only non-South African third party processing company to be certified by MasterCard in South Africa. This provides access to the network of financial institutions and linked ATM’s and POS systems through an arrangement among banks, transaction processors and MasterCard.

Employees

As of February 28, 2009, our company was operated by John Hancock as our Chief Executive Officer, John Watson as our Executive Vice President, Joseph McGuire as our Chief Financial Officer and Treasurer, Victoria Vaksman as our Executive Vice President of Europe, Middle East and Africa, Vic Gerber as our Executive Vice President of the Americas and Joe Tumbarello as our Chief Operating Officer. The Company has approximately 20 full time employees. We intend to periodically hire independent contractors to execute our marketing, sales, and business development functions. Our company will hire employees when circumstances warrant. As we have begun processing operations in South Africa, we intend to hire approximately four additional individuals who will reside in South Africa and include operational, administrative, customer service and IT personnel.

Note 3 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses of $9,327,621 from operations since our inception. In addition, we expect to have ongoing requirements for capital investment to implement our business plan. As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. Finally, we expect that operating revenues from the sales of our products and other related revenues will increase.

However, there can be no assurance that our plans discussed above will materialize and/or that we will be successful in funding our estimated cash shortfalls through additional debt or equity capital and/or any cash generated by our operations. These factors, among others, indicate that there is doubt about our ability to continue as a going concern for a reasonable period of time.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 4 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of FNDS3000 Corp and its wholly-owned subsidiaries: Atlas Merchant Services, LLC, FndsTech Corp. SA. (PTY), FNDS3000 Corp SA. and Transaction Data Management, Inc., which is inactive. Significant inter-company accounts and transactions are eliminated in consolidation.

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

In addition, the determination and valuation of stock options granted to employees and officers is a significant estimate. The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of February 28, 2009 and February 29, 2008. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

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

Revenue Recognition and Deferred Revenue

We will generate the following types of revenue as new business is developed:

•	Initiation fees, which arise from sales of our stored value and debit cards.

•	Transaction fees, which arise from the use and loading of cash for debit or stored value cards.

•	Maintenance fees, which arise from charges for keeping the cards active.

•	Financial float fees, which arise from cash obtained with the instant load of cash and convenience of stored value and debit cards before the funds are used.

Our merchants process transactions and incur processing and other fees throughout a given month through our Atlas subsidiary. Early in the following month, our transaction processors will calculate our revenues associated with those transactions to produce a revenue and expense report. That report and the associated payment, is then provided to the Company on or about the 20th of that month.

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

Accounts Receivable and Allowance for Doubtful Accounts

Most of the Company’s accounts receivable arise from our merchant services processing partners and are usually paid within 20 days from when the prior month’s invoices are due. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible.

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

Inventories

Inventories will consist of reloadable stored-value ATM cards and spare equipment, and will be valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management will continually evaluate the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve, or write-down, is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed. As of February 28, 2009, we have $7,070 of inventory, net of an allowance of $12,750 which the Company recognized this period.

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

Additionally, as a result of negotiations to sell the Atlas subsidiary, we concluded that the carrying amount of our investment in Atlas exceeded its fair value and we recorded an estimated impairment charge of $836,000 in the quarter ended February 28, 2009.

Net Earnings or (Loss) Per Share

We compute net earnings or loss per share in accordance with SFAS No. 128, “Earnings per Share,” and the SEC’s SAB 98. Under the provisions of SFAS No. 128 and SAB 98, basic net earnings or loss per share is computed by dividing the net earnings or loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net earnings or loss per share is computed by dividing the net earnings or loss for the period by the number of common and common equivalent shares outstanding during the period.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 30,193,091 and 13,078,157 for the six months ended February 28, 2009 and February 29, 2008, respectively. Diluted net loss per common share is not presented as the effect of conversion is anti-dilutive.

Purchased and Developed Software

Purchased and developed software includes the costs to purchase third-party software and to develop internal-use software for sale. The Company follows the guidance in Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP 98-1”) for capitalizing software projects. Software costs are amortized over the expected economic life of the product, generally three years.

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

Foreign Currency Translation

The financial position and results of operations of the FNDS300 SA operations are measured using the parent’s currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at the transaction date. Income statement accounts, with the exception of amortized assets or liabilities, are translated at the average exchange rate during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in exchange gain or loss in the income statement. Gains and losses that result from foreign currency transactions are included in the calculation of net income(loss).

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

For the period January 24, 2006 (inception) to February 28, 2009, the Company incurred net operating losses in an amount exceeding the net income. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset. At February 28, 2009, the Company had in excess of $6,000,000 of federal and state net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2024.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets at February 28, 2009 will not be fully realizable.

Note 5 – Recent Pronouncements

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP, and is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not believe that the adoption of this statement will have a material effect on our financial statements.

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

Note 6 – Related Party Transactions

Because the Company has paid certain operating expenses on behalf of a related party, a receivable has been established. The balance, $33,864, is being reimbursed with monthly payments of $5,000 beginning December, 2008.

Reimbursement for travel expenses which the company owes to employees and various members of management is approximately $15,000. We also owe Sherington Holdings LLC (“Sherington”), a shareholder of the Company, approximately $48,500 which represents travel-related expenses incurred by the Company.

On October 29, 2008, we entered into the Original Agreement with Sherington for the October 2008 Note in the principal amount of $320,000. Pursuant to the terms of the Original Agreement, the Company and Sherington closed on the sale and purchase of the October 2008 Note on October 31, 2008. The October 2008 Note bears interest at 10%, matures December 13, 2008 and is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.25 per share. The Company may only redeem the October 2008 Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average. As of October 29, 2008, the Company is obligated on the October 2008 Note issued to Sherington. The October 2008 Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company. The Company’s obligations under the October 2008 Note are secured by all of the assets of Atlas Merchant Services LLC, a wholly owned subsidiary of the Company, as well as the membership interest of Atlas Merchant Services LCC held by the Company.

On December 1, 2008, we entered into the Amended Agreement with Sherington, which amended the Original Agreement. The Amended Agreement provided for an increase in the principal amount of indebtedness subject to the Amended Agreement from $320,000 to $1,000,000. On December 1, 2008, the Company issued the December 2008 Note and the December 2008 Note replaced the October 2008 Note, and the October 2008 Note was cancelled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000. Interest of approximately $27,500 has been accrued as of February 28, 2009.

Note 7 – Equity Transactions

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

The Securities Purchase Agreement between the Company and Sherington Holdings LLC (“Sherington”) was completed on January 6, 2009, as the Company received $2 million for selling 8,000,000 shares of common stock and a warrant to purchase 30% of the issued and outstanding shares of the Company on a fully diluted basis (the “Warrant”) at an exercise price of $0.35 per share to Sherington. The Warrant is exercisable through December 31, 2010 and it gives Sherington the right to purchase stock at $0.35 to maintain 30% ownership of the Company in the event that any stock purchase warrants and/or stock options held by third parties as of January 6, 2009 are later exercised.

In October and December 2008, Sherington provided total financing of $1 million in the form of a secured convertible note.

On February 9, 2009, the Company issued 100,000 shares of stock to the new Chairman of the Board and incurred $25,000 of equity-based compensation expense.

On February 27, 2009, Mike Dodak received 84,363 shares of stock and David Fann received 73,945 shares of stock in lieu of payment for accrued vacation. The payments were valued at $21,006 and $18,486, respectively.

Stock Options and Warrants

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

On October 15, 2008, the Company entered into a three year employment agreement with Joseph F. McGuire as Chief Financial Officer. The terms of the contract include an initial salary of $65,000 and 500,000 stock options at an exercise price of $0.39 per share with a vesting period of 90 days which were granted on his hire date, July 17, 2008. The valuation date for this grant was October 15, 2008 when the stock had a value of $0.40. Under a Black-Scholes model the main assumptions for the estimate are a discount rate of 3.30% as of July 31, 2008 and a volatility rate of 67.6%. With an estimation of the fair value of the grant of $114,388 and one-third of the options vested, a total of $38,130 has been recognized as compensation expense during the quarter ended

November 30, 2008. After meeting certain performance criteria since his hire date, Mr. McGuire’s salary increased to $130,000 and he received an additional 500,000 stock options, which are subject to a vesting period, with an exercise price of $0.40, the closing stock price on that date. The valuation date for this grant was October 15, 2008 when the stock had a value of $0.40. Under a Black- Scholes model the main assumptions for the estimate are a discount rate of 2.73% and a volatility rate of 69.0%. With an estimation of the fair value of the grant of $114,872, the total has been recognized as compensation expense during the quarter ended November 30, 2008.

On January 12, 2009, the Company granted 90,000 non-qualified stock options at an exercise price of $0.40 per share to a new employee. The grant is subject to the achievement of certain performance and other individual metrics. In addition, the award vests in 33.3% increments over the next three years and expires after five years.

For the three months ended February 28, 2009, the Company recognized $21,405 equity-based compensation expense due to vested options.

Note 8 – Commitments and Obligations

The Company has the following office rent arrangements:

•

The Company moved its corporate address location and signed a new lease agreement on a 26 month basis starting November 1, 2007 and continuing through January 31, 2009. This lease has been extended six months. The current monthly lease amount (adjusted for utilities) is $4,721.

•	Atlas has two leased offices. The Georgia location has a monthly rent of $1,460 and expires May 14, 2011. The Tennessee location has an open-ended lease and a monthly rent of $450.

Our lease obligations under the current leases are as follows:

Remaining six months of fiscal 2009	$29,335
Fiscal 2010	22,920
Fiscal 2011	18,540

Total	$70,795

Management services

The Company has employment agreements with management. As of June 1, 2008, the Company has entered into a three year employment agreement with Michael Dodak as CEO. The terms of the contract include an initial salary of $220,000 and 1,000,000 cashless stock options at an exercise price of $0.30 per share. There are other performance bonuses available at the discretion of the board of directors. There is an 18 month severance if terminated early.

As of June 1, 2008, the Company has entered into a three year employment agreement with David Fann as president. The terms of the contract include an initial salary of $220,000 and 1,000,000 cashless stock options at an exercise price of $0.30 per share. There are other performance bonuses available at the discretion of the board of directors. There is an 18 month severance if terminated early.

As a condition to the Sherington Agreement closing, Messrs. Dodak and Fann have acknowledged and agreed that their employment agreements have been converted to Consulting Agreements effective December 5, 2008 with respect to Mr. Dodak and February 1, 2009 with respect to Mr. Fann. Mr. McGuire, the Chief Financial Officer of the Company, has agreed to amend certain terms of his employment agreement by the end of February 2009.

On December 4, 2008, Michael Dodak stepped down as CEO of the Company. Effective December 5, 2008, Mr. John Hancock joined the company as Chief Executive Officer and Director with a base pay of $220,000 and John Watson has been appointed Executive Vice President and Director with a base pay of $180,000. On February 1, 2009, David Fann resigned as President of the Company but remains with the Company as Secretary and a Director. Effective January 6, 2009, Mr. Raymond Goldsmith succeeded Michael Dodak as Chairman of the Board. Mr. Dodak resigned as a director but remains with the Company as an executive consultant.

In connection with the Atlas acquisition, the Company entered into an employment agreement with Victor F. Gerber for a term of three years pursuant to which Mr. Gerber was appointed as an Executive Vice President.

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

On November 19, 2008, the Company issued 52,630 shares for services rendered, for a value of $18,421.

Our obligations under these agreements are as follows:

Remaining six months of fiscal 2009	$260,000
Fiscal 2010	495,000
Fiscal 2011	382,500
Fiscal 2012	96,250

Total	$1,233,750

Notes payable

Under the July 2008 Agreement for the purchase of certain assets from Atlas Merchant Services, Inc., the Company agreed to pay the seller $1,000,000 in cash payable in four equal separate installments on the date of closing, prior to March 31, 2009, prior to June 30, 2009 and prior to June 30, 2010. During March 2009, FNDS3000 Corp and Victor Geber, the owner of Atlas Merchant Services, Inc. commenced negotiations to enter into a transaction which would allow Mr. Gerber to purchase Atlas Merchant Services, LLC from the Company. Although we cannot provide a guarantee, the sale is expected to be finalized in April 2009. Based on current negotiations, a loss of $836,000 has been recognized in the quarter ended February 28, 2009.

On November 21, 2007, FNDS3000 made a down payment and entered into a Software License Agreement (the “License”) with World Processing, Ltd to allow FNDS3000 to provide a software platform for electronic payment and transaction processing. The License has a purchase price of $1,500,000, which was capitalized entirely as of August 31, 2008, and will be depreciated over seven years once the application has started to process transactions. During the fiscal year ended August 31, 2008, a total of $950,000 of the license fee was paid and an additional $97,438 of other developmental fees were capitalized.

The balance payable of $550,000 on the note as of August 31, 2008 has been paid off in three payments: $100,000 on November 30, 2008; $100,000 on December 2, 2008 and $350,000 on January 9, 2009. Additionally, during the six and three months ended February 28, 2009, $50,825 and $-0-, respectively, of additional developmental fees have been capitalized.

As of February 28, 2009, a total of $1,500,000 of license fees and $148,263 in other developmental fees have been capitalized and $29,945 in related interest payable was accrued. As we began processing transactions late November 2008, a total of $58,866 has been amortized during the three months ended February 28, 2009.

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

On December 1, 2008, the Company and Sherington entered into a Securities Purchase Agreement (the “Equity Agreement”) with Sherington pursuant to which Sherington agreed to purchase and the Company has agreed to sell 8,000,000 shares of common stock (the “Shares”) and a warrant to purchase 30% of the issued and outstanding shares of the Company on a fully diluted basis as of January 6, 2009 (the “Warrant”) at an exercise price of $0.35 per share. The Warrant is exercisable through December 31, 2010 and it gives Sherington the right to purchase stock at $0.35 to maintain 30% ownership of the Company in the event that any stock purchase warrants and/or stock options held by third parties as of January 6, 2009 are later exercised. The purchase price for the Shares and the Warrant is $2,000,000. On January 6, 2009, the parties closed the sale and purchase of the Shares and the Warrant. In addition, the Company and Sherington entered into a Registration Rights Agreement pursuant to which the Company provided Sherington with the right to demand the filing of two registration statements registering the Shares, the shares of common stock underlying the Warrants and the shares of common stock issuable upon conversion of that certain Secured Convertible Promissory Note in the principal amount of $1,000,000 previously purchased by Sherington. As of February 28, 2009, $27,463 of interest payable has been accrued.

Other Loss

The Company has incurred $64,000 in Other Loss related to our merchant-acquiring activities due to chargebacks.

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

We are a financial transaction processing company that provides the following services:

A)	prepaid debit cards to third parties in cooperation with financial institutions in South Africa, and,

B)	merchant processing solutions, predominantly through our subsidiary, Atlas Merchant Services, LLC.

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

Goodwill and Intangibles

We have capitalized intangible assets such as the purchase of the Global Cash Card software license and the Atlas customer list and software (i.e. the right to receive future cash flows related to transactions of these applicable merchants) and amortize accounts at the time of attrition. The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” require the completion of an annual impairment test with any impairment recognized in current earnings.

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

Results of Operations for the Six and Three Months Ended February 28, 2009 and February 29, 2008.

Revenue

Total revenue for the six months ended February 28, 2009 and February 29, 2008 was $478,798 and $5,000, respectively. Total revenue for the three months ended February 28, 2009 and February 29, 2008 was 218,632 and $-0-, respectively.

For the six months ended February 28, 2009, the increase in revenue can be attributed as follows: approximately $343,000 was from processing fees, $39,000 from sales of equipment and processing fees related to the Atlas Restaurant Solutions product line, $25,000 is customer service revenue, $56,000 in fees for cash advances by merchant banks, $11,000 from the sale of equipment and $5,000 from the sale of security tokens.

For the three months ended February 28, 2009, the increase in revenue can be attributed as follows: approximately $152,000 was from processing fees, $7,000 from sales of equipment and processing fees related to the Atlas Restaurant Solutions product line, $6,000 is customer service revenue, $48,000 in fees for cash advances by merchant banks, and $6,000 from the sale of equipment.

Total revenue for the six and three months ended February 29, 2008 was $5,000 and $-0-, respectively for the sale of cards.

Cost of Revenue

Total cost of revenue for the six months ended February 28, 2009 were $122,117 and $3,675, respectively. Total cost of revenue for the three months ended February 28, 2009 was $44,971 and $175, respectively.

For the six months ended February 28, 2009, the increase in the cost of revenue can be attributed as follows: approximately $45,000 was for costs incurred during the set up and beta testing of our South Africa operations, $11,000 for hosting fees and $6,000 for issuer authorizations. Approximately $29,000 was related to the Atlas Restaurant Solutions product, approximately $13,000 was the effect of recognizing the fair market value of Atlas’ inventory and $9,000 for other equipment. The remaining cost of approximately $9,000 was for other processing expenses.

For the three months ended February 28, 2009, the increase in the cost of revenue can be attributed as follows: approximately $13,000 was for costs incurred during the set up and beta testing of our South Africa operations, $4,000 for hosting fees and $2,000 for issuer authorizations. Approximately $13,000 was the effect of recognizing the fair market value of Atlas’ inventory, $6,000 was related to the Atlas Restaurant Solutions product and $4,000 for other equipment. The remaining cost of approximately $3,000 represents other processing expenses.

Cost of revenues for the six and three months ended February 29, 2008 was $3,675 and $175, respectively, for the purchase of blank cards.

Operating Expense

Total operating expense for the six months ended February 28, 2009 were $2,432,357 and $1,379,785, respectively. Total operating expense for the three months ended February 28, 2009 were $1,211,118 and $994,581, respectively.

Operating expense for the six months ended February 28, 2009 was comprised of approximately $100,000 of stock-based consultant expense, $184,000 expense for labor costs due to vested options, $1,122,000 for salaries and benefits, $306,000 for professional and consultant fees and $322,000 for depreciation and amortization. Travel expense was approximately $188,000, $69,000 was for sales commissions related to the Atlas processing income. Other Expense of approximately $141,000 includes $52,000 for rent and utilities, $25,000 for communication, $21,000 for insurance, $16,000 for investor relations, $13,000 for marketing and $14,000 in general office expense.

Operating expense for the three months ended February 28, 2009 were comprised of approximately $38,000 of stock-based consultant expense, $21,000 expense for labor costs related to vested options, $616,000 for salaries and benefits, $163,000 for professional and consultant fees and $178,000 for depreciation and amortization. Travel expense was approximately $110,000, $20,000 was for sales commissions related to the Atlas processing income. Other Expense of approximately $65,000 includes $27,000 for rent and utilities, $13,000 for communication, $9,000 for insurance, $10,000 for investor relations and $6,000 in general office expense.

Operating expense for the six months ended February 29, 2008 was comprised of approximately $680,000 of stock-based consultant expense, $379,000 for salaries and benefits, $65,000 for professional and consultant fees and $9,000 for depreciation and amortization. Travel expense was approximately $194,000 and other general office expense was approximately $52,000.

Operating expense for the three months ended February 29, 2008 was comprised of approximately $666,000 of stock-based consultant expense, $196,000 for salaries and benefits, $25,000 for professional and consultant fees and $9,000 for depreciation and amortization. Travel expense was approximately $70,000 and other general office expense was approximately $28,000.

Liquidity and Capital Resources

As of February 28, 2009, we had cash of $1,214,892 and negative working capital of $388,125. As of February 29, 2008, we had cash of $130,180 and working capital of $111,668.

Our operating activities resulted in a net cash outflow of $1,487,878 for the six months ended February 28, 2009 compared to a net cash outflow of $721,120 for the same period of the previous year. The net operating cash outflow for the current period primarily reflects a net loss, adjustments for non-cash items and increases in amounts due from related parties, accrued expenses and accounts payable. These increases are offset by decreases in trade accounts receivable, accrued salaries and benefits and prepaid expenses and other assets. The net operating cash outflow for the prior year period primarily reflects a net loss, adjustments for non-cash items and deceases in accounts payable and prepaid and other expenses.

Our investing activities resulted in a net cash outflow of $82,228 for the six months ended February 28, 2009 compared to a net cash outflow of $852,938 for the same period of the previous year. Cash used in investing activities for the six months ended February 28, 2009 was the result of an increase in the capitalized value of our GCC software license and purchases of computer equipment. Cash used in investing activities for the same period of the previous year was also a result of the capitalization of the value of our GCC software license and purchases of property and equipment.

Our financing activities resulted in a cash inflow of $2,467,630 for the six months ended February 28, 2009 compared to a cash inflow of $1,670,000 for the same period of the previous year. Cash provided by financing activities during the six months ended February 28, 2009 are proceeds of $2,017,630 from private placements of stock and a loan of $1,000,000 from Sherington. These inflows are offset by payments totaling $550,000 on the note payable to GCC for the software license. The inflows for the same period of the previous year are proceeds of $1,607,000 from private placements of stock.

Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. There is doubt about our ability to continue as a going concern as the continuation of our business is dependent upon successful roll out of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the fiscal year ending August 31, 2009.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended August 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

The financial requirements of our company for the next twelve months are primarily dependent upon the financial support through credit facilities of our directors and additional private placements of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Even though our company has determined that we may not have sufficient working capital for the next twelve month period, our company has not yet pursued such financing options. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger. Management projects that we may require up to $500,000 to fund our operating expenditures for the next six month period.

We can give no assurance that we will be successful in implementing any phase or all phases of the proposed business plan or that we will be able to continue as a going concern.

Off Balance Sheet Arrangements

The Company presently does not have any off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

As of February 28, 2009, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of February 28, 2009 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 2, 2007, we filed a lawsuit in Dallas, Texas for breach of contract against Information Services Group, Inc and its owner, Ken Blow. On January 29, 2009, the parties entered into a Settlement Agreement pursuant to which the parties agreed to the following:

•	Mr. Blow agreed to release the Company from any and all claims in consideration for the Company to dismiss its claims with prejudice.

•

Mr. Blow and his affiliates (the “Blow Affiliates”) agreed pay the Company an aggregate sum of $200,000, payable in monthly installments of $10,000 on the first of each month beginning on June 1, 2009 plus accrued interest of seven percent (7%) per annum (each a “Settlement Amount” and collectively, the “Settlement Amounts”).

•

If Mr. Blow or the Blow Affiliates do not make payment of a Settlement Amount within 10 days of when such amount shall be due and payable, the parties have agreed that the Company shall be entitled to file a judgment against Mr. Blow and the Blow Affiliates, jointly and severally, in the aggregate principal amount of $435,000.

•	Upon satisfaction in full of the Settlement Amounts payable to the Company, the Company shall file a Satisfaction of Judgment within 30 days of receipt of the final Settlement Amount.

During March 2009, FNDS3000 Corp and Victor Geber, the former owner of Atlas Merchant Services, Inc. commenced negotiations to enter into a transaction which would allow Mr. Gerber to purchase Atlas Merchant Services, LLC from the Company. Although we cannot provide any guarantee, the sale is expected to be finalized in April 2009. Based on current negotiations, a loss of $836,000 has been recognized in the quarter ended February 28, 2009. If this sale does not occur, the matter could potentially result in litigation.

As of February 28, 2009, we know of no material, existing or pending legal proceedings against our company.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item, however, a detailed discussion of risk factors can be found within Form 10-KSB for the year ended August 31, 2008 of FNDS3000 Corp which was filed with the Securities and Exchange Commission on December 8, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On December 1, 2008, the Company and Sherington entered into a Securities Purchase Agreement (the “Equity Agreement”) with Sherington pursuant to which Sherington agreed to purchase and the Company has agreed to sell 8,000,000 shares of common stock (the “Shares”) and a warrant to purchase 30% of the issued and outstanding shares of the Company on a fully diluted basis as of January 6, 2009 (the “Warrant”) at an exercise price of $0.35 per share. The Warrant is exercisable through December 31, 2010 and it gives Sherington the right to purchase stock at $0.35 to maintain 30% ownership of the Company in the event that any stock purchase warrants and/or stock options held by third parties as of January 6, 2009 are later exercised. The purchase price for the Shares and the Warrant is $2,000,000. On January 6, 2009, the parties closed the sale and purchase of the Shares and the Warrant. In addition, the Company and Sherington entered into a Registration Rights Agreement pursuant to which the Company provided Sherington with the right to demand the filing of two registration statements registering the Shares, the shares of common stock underlying the Warrants and the shares of common stock issuable upon conversion of that certain Secured Convertible Promissory Note in the principal amount of $1,000,000 previously purchased by Sherington.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ John Hancock
Name:	John Hancock
Title:	Chief Executive Officer
Date:	April 14, 2009

By:	/s/ Joseph F. McGuire
Name:	Joseph F. McGuire
Title:	Chief Financial Officer
Date:	April 14, 2009