Form 10-Q
period 2009-05-31
FNDS3000 Corp
filed 2009-07-15
CIK 1369748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 14, 2009, the Company had outstanding 40,562,786 shares of its common stock, par value $0.001.

FNDS3000 CORP AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended May 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2009	August 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$223,509	$317,077
Accounts receivable, net	106,195	70,160
Inventory, net	—	19,000
Deposits	29,432	46,470
Prepaid expenses and other current assets	89,339	11,037
Due from related party	27,163	35,097

Total current assets	475,638	498,841

Property, plant and equipment, net	126,001	114,411
Software license, net	1,537,494	1,597,438
Other intangibles, net	—	1,725,000

Total assets	$2,139,133	$3,935,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$130,325	$76,674
Accrued payroll and benefits	89,325	162,232
Other accrued liabilities	48,956	15,980
Stock price indemnity	182,930	—
Due to related party	167,063	20,860
Convertible note payable	1,000,000	—
Notes payable	—	974,262

Total current liabilities	1,618,599	1,250,008

Notes payable-long-term	—	250,000

Total liabilities	1,618,599	1,500,008

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par; 100,000,000 shares authorized; 36,848,500 and 34,848,500 issued and outstanding, May 31, 2009; 28,007,562 and 26,007,562 issued and outstanding, August 31, 2008	34,849	26,008
Paid-in capital	11,033,655	8,683,842
Accumulated deficit	(10,547,970)	(6,274,168)

Total stockholders’ equity	520,534	2,435,682

Total liabilities and stockholders’ equity	$2,139,133	$3,935,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	May 31 2009	May 31 2008	May 31 2009	May 31 2008
Revenues, net	$51,791	$20,907	$43,065	$15,907
Cost of sales	122,328	11,792	56,093	8,117

Gross profit/(loss)	(70,537)	9,115	(13,028)	7,790

Operating expenses:
Stock-based compensation-professional	100,000	578,881	—	—
Stock-based compensation-salaries	202,235	9,452	17,856	9,452
Salaries and benefits	1,244,288	929,035	466,525	324,561
Travel expense	302,287	247,532	139,559	56,882
Professional and consultant fees	431,595	176,050	166,733	224,589
Depreciation and amortization expense	161,657	28,067	69,389	16,309
Other selling, general and administrative	164,402	70,867	75,510	33,909

Total operating expenses from continuing operations	2,606,464	2,039,884	935,572	665,702

Loss from continuing operations	(2,677,001)	(2,030,769)	(948,600)	(657,912)

Other income (expense):
Interest and other income	12,887	5,401	3,902	3,516
Interest expense	(69,177)	—	(22,233)	—
Gain on currency translation	5,182	—	13,037	2,803
Other loss	—	(3,315)	—	(3,315)
Gain/(loss) on asset disposal	(370)	28,272	(370)	28,272

Total other income (expense) from continuing operations	(51,478)	30,358	(5,664)	31,276

Net loss from continuing operations before income taxes	(2,728,479)	(2,000,411)	(954,264)	(626,636)

Provision for income taxes	—	—	—	—

Net loss from continuing operations	(2,728,479)	(2,000,411)	(954,264)	(626,636)

Loss from discontinued operations	(574,913)	—	(163,639)	—
Imputed interest on note payable	(49,287)	—	(17,326)	—
Stock price contingency	(182,930)	—	(182,930)	—
Gain/(loss) on investment	(738,193)	—	97,807	—

Net loss from discontinued operations	(1,545,323)	—	(266,088)	—

Total net loss	$(4,273,802)	$(2,000,411)	$(1,220,352)	$(626,636)

Net loss per share from continuing operations– basic and diluted	$(0.09)	$(0.14)	$(0.03)	$(0.04)

Net loss per share from discontinued operations– basic and diluted	$(0.05)	$—	$(0.01)	$—

Weighted average shares outstanding – basic and diluted	31,095,522	14,292,044	34,848,500	16,727,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	May 31 2009	May 31 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,273,802)	$(2,000,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161,657	18,763
Depreciation and amortization - discontinued operations	305,591	—
Loss on investment	738,193	—
Non-cash stock compensation	302,235	823,494
Loss on asset disposal	370	—

Imputed interest on note payable - discontinued operations	49,287	—
Currency translation adjustment	(11,698)	—
Change in operating assets and liabilities:
Accounts receivable	(89,831)	—
Change in inventory	11,433	—
Due from related party	7,934	—
Prepaid expenses and other current assets	(61,264)	12,206
Other assets	—	(11,480)
Accounts payable and accrued liabilities	112,249	(12,992)
Accrued payroll and benefits	(14,628)	—
Due to related party	146,203	—
Stock price indemnity	182,930	—

Net cash used in operating activities	(2,433,141)	(1,170,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(122,120)	(109,667)
Proceeds from sale of equipment	53,176	—
Purchase of software license	(58,325)	(850,000)

Net cash provided by/used in investing activities	(127,269)	(959,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	2,016,842	2,905,000
Borrowings on notes payable	1,000,000	—
Payments on notes payable	(550,000)	—

Net cash provided by financing activities	2,466,842	2,905,000

Net increase (decrease) in cash and cash equivalents	(93,568)	774,913

Cash and cash equivalents at beginning of year	317,077	34,238

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223,509	$809,151

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Issuance of common stock for prepaid services	$—	$67,500

Issuance of common stock in satisfaction of stock payable	$—	$174,900

Issuance of common stock for accrued services	$39,577	$—

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

The interim condensed consolidated financial statements present the condensed consolidated balance sheets, statements of operations, and cash flows of FNDS3000 Corp and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of May 31, 2009 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Note 2 – Formation, Background and Operations of the Company

Corporate History

FNDS3000 Corp was incorporated under the laws of the state of Delaware on January 24, 2006. The Company’s fiscal year-end is August 31st.

We are headquartered in Ponte Vedra Beach, Florida.

On March 28, 2008, the Company, with written consent of the board of directors as well as the consent of stockholders holding a majority of the outstanding shares of common stock amended the Company’s Articles of Incorporation to change the Company’s name to FNDS3000 Corp from FundsTech Corp.

Summary of Business

We are a financial transaction processing company that provides prepaid debit cards to third parties in cooperation with financial institutions in South Africa.

Europe, Middle East, and Africa Operating Unit

We have installed our first prepaid debit card-issuing platform. In September 2008, after the completion of all necessary certifications, we launched our first payroll card program in South Africa via a pilot test phase. This phase is now in the final stages of completion and results to-date have been encouraging. Our recent private placement should fund the Company through the final Volume Testing Phase and on to production roll-out during the remainder of 2009.

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

On March 1, 2009, we invested in our infrastructure in South Africa by signing a five-year lease for a new South African operations center with enhanced information technology and this will provide ample support for full market implementation of our prepaid card programs in South Africa and beyond.

Americas Operating Unit

In July 2008, we acquired the assets of Atlas Merchant Services, Inc., an Atlanta-based company, that markets debit and credit card programs to merchants and employers throughout the United States. At the time of acquisition, the company was generating approximately $1 million in annual revenue.

As we progressed with our South African business, we found no synergy between overseas debit card operations and US merchant services. Management recognized that the two companies would fare better under separate ownership.

During March 2009, FNDS3000 Corp and Victor Geber, the owner of Atlas Merchant Services, Inc. commenced negotiations to enter into a transaction which would allow Mr. Gerber to purchase Atlas Merchant Services, LLC from the Company.

On May 14, 2009, the Company and Atlas Merchant Services LLC entered into a Settlement/Membership Interest Purchase Agreement (the “Gerber Settlement Agreement”) with Victor F. Gerber and Atlas Merchant Services, Inc. (the “Gerber Parties”), pursuant to which the Company and the Gerber Parties agreed to the following:

•

In consideration for the sale of the all of the outstanding membership interests of Atlas LLC by the Company to Atlas Inc., all obligations under that certain Asset Purchase Agreement, dated June 30, 2008, by and between the Company and Atlas Inc. (the “Purchase Agreement”) are terminated and neither party shall have any further obligation or liability under the Purchase Agreement.

•

In consideration for the payment of $30,000 by the Company to the Gerber Parties, that certain employment agreement, dated July 1, 2008, by and between the Company and Mr. Gerber (the “Gerber Employment Agreement”) is terminated and neither party shall have any further obligation or liability under the Gerber Employment Agreement.

•

Atlas Inc. and Mr. Gerber agreed that they are selling their entire equity ownership of the Company to Sherington Holdings, LLC, a significant investor in the Company. Raymond Goldsmith, the Chairman of the Company, is the Chairman and CEO of Sherington Holdings, LLC. The Company waived any right of first refusal it may have pursuant to the Purchase Agreement in connection with such sale.

•

Mr. Gerber and Company agreed that they would enter into a consulting agreement, effective July 1, 2009, pursuant to which Mr. Gerber will provide consulting services to the Company in consideration for five thousand dollars ($5,000.00) per month. The initial term of this consulting agreement shall be through December 31, 2009 but either party may terminate for any reason whatsoever on or after October 31, 2009.

•

The Company agreed that in the event that as of October 30, 2009, the market value of the Company’s common stock is less than $0.43 per share, the Company shall promptly deliver to Mr. Gerber an amount equal to the Shortfall. The “Shortfall” shall mean the excess of $0.43 over the market value of the Company’s common stock multiplied by 883,721. The market value of the Company’s common stock is the average publicly trade price on the Over-the-Counter Bulletin Board for the ten business days ending October 30, 2009.

•

The Company agreed that for a period of one year from the date of the Gerber Settlement Agreement, it will not solicit any customer of Atlas Inc. for the purpose of offering the following services to such customers: (1) processing merchant transactions through third party processors (2) processing cash advances to merchants or (3) providing GVPN services.

•	Each of the parties mutual released the other party from all claims except as set forth in the Gerber Settlement Agreement.

Based upon information available at the time, an estimated loss of $836,000 and was recognized in the financial statements as reported for the six and three months ended February 28, 2009. As of May 14, 2009, the loss was revised to approximately $738,000 for the sale of Atlas (See Note 9).

Products and Services

Prepaid Debit Card – South Africa

Employers can use our products in lieu of cash to pay employees. Our prepaid debit cards can be utilized by employers for distribution to their employees who are then able to receive employment earnings by direct deposit onto our prepaid debit card. Employees are able to use the card to access cash through ATMs or purchase products and services wherever debit cards are accepted. Domestic and international ‘money transfers’ are also key features of our solution.

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

Employees

As of May 31, 2009, our company was operated by John Hancock, our Chief Executive Officer; John Watson, our Executive Vice President; Joseph McGuire, our Chief Financial Officer and Treasurer; Victoria Vaksman, our Executive Vice President of Europe, Middle East and Africa; and Joe Tumbarello, our Chief Operating Officer. The Company has approximately 20 full time employees. We intend to periodically hire independent contractors to execute our marketing, sales, and business development functions. Our company will hire employees when circumstances warrant. As we have begun processing operations in South Africa, we did increase our staff in South Africa with operational, administrative, customer service and IT personnel.

Note 3 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses in excess of $10,000,000 from operations since our inception. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through privately placed equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. Finally, we expect that operating revenues from the sales of our products and other related revenues will increase.

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

Note 4 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of FNDS3000 Corp and its wholly-owned subsidiaries: FndsTech Corp. SA. (PTY), Atlas Merchant Services, LLC (includes activity through the sale date of May, 14, 2009), and Transaction Data Management, Inc., which is inactive. Significant inter-company accounts and transactions are eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company maintains cash balances at two financial institutions in Ponte Vedra Beach, Florida. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Revenue Recognition and Deferred Revenue

We will generate the following types of revenue as new business is developed:

•	Issuance fees, which arise from sales of our debit cards.

•	Transaction fees, which arise from the use, loading and reloading of cash for debit cards.

•	Maintenance fees, which arise from charges for keeping the cards active.

•	Financial float fees, which arise from cash obtained with the instant load of cash and convenience of debit cards before the funds are used.

In general, our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, issuance fee revenue for our stored-value cards are recognized when shipped, transaction fee revenue is recognized when the transaction is recorded, maintenance and financial float fees revenue are recognized when the products are used. Consulting fees are recognized as work is performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable arise from the sale of cards and for application and set-up fees. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible.

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

Inventories

Inventories will consist of non-activated debit cards and will be valued at lower of cost (first-in, first-out) or market. Management will periodically review the available card and will, should it be deemed necessary, provide a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management will continually evaluate the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. Should a reserve, or write-down, exist, it is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed. As of May 31, 2009, we have no inventory.

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

Additionally, as a result of negotiations to sell the Atlas subsidiary, we concluded that the carrying amount of our investment in Atlas exceeded its fair value and we recognized an estimated impairment charge of $836,000 in the quarter ended February 28, 2009.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 30,193,091 and 14,292,044 for the nine months ended May 31, 2009 and May 31, 2008, respectively. Diluted net loss per common share is not presented as the effect of conversion is anti-dilutive.

Purchased and Developed Software

Purchased and developed software includes the costs to purchase third-party software and to develop internal-use software for sale. The Company follows the guidance in Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP 98-1”) for capitalizing software projects. Off-the-shelf software costs are amortized over the expected economic life of the product, generally three years. The software related to the GCC license, which has been modified to meet our needs, will be amortized over seven years as it is anticipated that the software will continue to grow with our needs.

Equity - Based Compensation

We have adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award. The Company issues stock as compensation for services at the current market fair value for our common stock.

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

Derivative Financial Instruments

We have adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires that objectives for using derivative financial instruments be disclosed in terms of the underlying risk and accounting designation. Additionally, SFAS 161 requires that the fair value of derivative financial instruments and their gains and losses be presented in tabular format in order to present a more complete picture of the effects of using derivative financial instruments. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

Our use of a derivative instrument is limited to a guarantee included in the Settlement/Membership Interest Purchase Agreement for the sale of Victor F. Gerber and Atlas Merchant Services, Inc. in which the Company agreed that in the event that as of October 30, 2009, the market value of the Company’s common stock is less than $0.43 per share, the Company shall promptly deliver to Mr. Gerber an amount equal to the Shortfall. The “Shortfall” shall mean the excess of $0.43 over the market value of the Company’s common stock multiplied by 883,721. The market value of the Company’s common stock is the average publicly trade price on the Over-the-Counter Bulletin Board for the ten business days ending October 30, 2009. The Company has recorded a loss and accrued a contingent liability of $182,930 as of May 31, 2009. However, as this value will vary with the market value of our stock, should our stock price increase from its value at May 31, 2009, both the loss and the liability will be reduced and, conversely, should it decrease, an additional loss and liability will be recognized.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of May 31, 2009 and May 31, 2008. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

Foreign Currency Translation

The financial position and results of operations of the FNDS3000 South Africa operations are measured using the parent’s currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at the transaction date. Income statement accounts, with the exception of amortized assets or liabilities, are translated at the average exchange rate during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in exchange gain or loss in the income statement. Gains and losses that result from foreign currency transactions are included in the calculation of net income/(loss).

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

For the period January 24, 2006 (inception) to May 31, 2009, the Company incurred net operating losses in an amount exceeding the net income. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset. At May 31, 2009, the Company had in excess of $10,000,000 of federal and state net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2024.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception.

Note 5 – Recent Pronouncements

In May 2009, the FASB issued Statement No. 162, “Subsequent Events.” The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. This Statement should be applied to the accounting for and disclosure of subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles (GAAP) that provide different guidance on the accounting treatment for subsequent events or transactions. This Statement would apply to both interim financial statements and annual financial statements.

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

In December 2007, the FASB issued a revision and replacement of SFAS 141 (“SFAS 141R”), “Business Combinations,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “Business Combinations” but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. SFAS 141R will impact the Company only if it elects to enter into a business combination.

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

In June 2007, the FASB ratified EITF 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards.” See discussion of Income Taxes above.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments. Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings. At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159. The Company has elected not to adopt the provisions of SFAS 159 at this time.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. On February 6, 2008, the FASB announced it will issue a FASB Staff Position (“FSP”) to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis. The FSP will also amend SFAS 157 to exclude SFAS 13, “Accounting for Leases,” and its related interpretive accounting pronouncements. The FSP is expected to be issued in the near future. The Company does not believe adoption of this standard will have an impact on our financial position or results of operations.

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

Note 6 – Related Party Transactions

A receivable was established because the Company has paid certain operating expenses on behalf of a related party. The balance at May 31, 2008 was $27,163. Subsequently, this balance was paid in full and, although we have funded additional expenses, it has been minimal and has been paid in full.

Reimbursement for travel expenses which the company owes to various employees and members of management is approximately $14,600. Also, we owe Sherington Holdings LLC (“Sherington”), a shareholder of the Company, approximately $152,500 which represents travel-related expenses incurred by the Company.

On October 29, 2008, we entered into the Original Agreement with Sherington for the “October 2008 Note” in the principal amount of $320,000. Pursuant to the terms of the Original Agreement, the Company and Sherington closed on the sale and purchase of the October 2008 Note on October 31, 2008. The October 2008 Note bears interest at 10%, matures December 31, 2008 and is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.25 per share. The Company may only redeem the October 2008 Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average. As of October 29, 2008, the Company is obligated on the October 2008 Note issued to Sherington. The October 2008 Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company. Until the sale of Atlas on May 14, 2009, the Company’s obligations under the October 2008 Note were secured by all of the assets of Atlas Merchant Services LLC as well as the membership interest of Atlas Merchant Services LLC held by the Company. As a provision of the sale of Atlas, Sherington released its lien on both the Atlas assets and the membership interest in Atlas.

On December 1, 2008, we entered into the Amended Agreement with Sherington, which amended the Original Agreement. The Amended Agreement provided for an increase in the principal amount of indebtedness subject to the Amended Agreement from $320,000 to $1,000,000. On December 1, 2008, the Company issued the December 2008 Note and the December 2008 Note replaced the October 2008 Note, and the October 2008 Note was cancelled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000. Interest of approximately $49,000 has been accrued as of May 31, 2009.

On July 1, 2009, the Company sold 5,714,286 shares of common stock, $.001 par value (the “Common Stock”) and related common stock purchase warrants to various accredited investors at a per share purchase price of $0.175 representing gross proceeds of $1,000,000 as more fully detailed below.

July 2009 Financing with Sherington

On July 1, 2009, to obtain funding for the development of the business, the Company entered into a securities purchase agreement (the “Sherington June 2009 Purchase Agreement”) with Sherington Holdings, LLC (“Sherington”) pursuant to which Sherington purchased 2,857,143 shares of Common Stock (the “Sherington Purchased Shares”) at a purchase price of $0.175 per share and (ii) a warrant, to purchase 2,857,143 shares of Common Stock (the “Sherington New Warrant”) for aggregate gross proceeds of $500,000.

The Sherington New Warrant is exercisable for a period of two years from the date of issuance (the “Exercise Period”) at an initial exercise price of $0.20 per share. Notwithstanding the Exercise Period, if at any time the average closing price for shares of the Company’s Common Stock on the Over-the-Counter Bulletin Board exceeds $1.00 for a period of ten (10) consecutive trading days or more, the Company shall have the right, upon written notice to Sherington, to reduce the exercise period of the Sherington New Warrant to a period of thirty (30) days beginning on the date of the written notice. The exercise price of the Sherington New Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Contemporaneously with the execution and delivery of the Sherington June 2009 Purchase Agreement, the Company and Sherington entered into that certain Amendment No. 1 to the Registration Rights Agreement (the “Amended Registration Rights Amendment”), which amended that certain Registration Rights Agreement dated as of January 6, 2009, by and between the Company and Sherington (the “Original Registration Rights Agreement”). Pursuant to the Amended Registration Rights Agreement, the Company expanded the definition of Shares (as defined in the Amended Registration Rights Agreement) to include, among other things, the Sherington Purchased Shares and the shares issuable upon exercise of the Sherington New Warrant.

Furthermore, contemporaneously with the execution and delivery of the Sherington June 2009 Purchase Agreement the Company and Sherington and certain other holders of shares of the Company’s Common Stock entered into that certain Amendment No. 1 to the Voting Agreement (the “Amended Voting Agreement”), which amended that certain Voting Agreement dated as of December 1, 2008, by and among the Company, Sherington, and certain holders of shares of the Company’s Common Stock as identified therein (the “Original Voting Agreement”). Pursuant to the Amended Voting Agreement, the parties extended the term of the Voting Agreement to December 31, 2010.

The securities were offered and sold to Sherington in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

July 2009 Financing with Accredited Investors

On July 1, 2009, to obtain funding for the development of the business, the Company entered into a securities purchase agreement (the “June 2009 Purchase Agreement”) with accredited investors (the “July 2009 Investors”) pursuant to which the July 2009 Investors purchased, in the aggregate, 2,857,143 shares (the “Purchased Shares”) of the Company’s Common Stock at a purchase price of $0.175 per share and (ii) a warrant, to purchase, in the aggregate, 2,857,143 shares of Common Stock (the “July 2009 Warrant”) for aggregate gross proceeds of $500,000. The July 2009 Investors include the following parties: John Hancock, the Company’s Chief Executive Officer, purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock. Joseph F. McGuire, the Company’s Chief Financial Officer, purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock. Joseph Tumbarello, the Company’s Chief Operating Officer purchased 262,857 shares of Common Stock and received a July Warrant to purchase 262,857 shares of Common Stock. John Watson, the Company’s Executive Vice President through JHW Investments LLC, a company beneficially owned by Mr. Watson purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock. Victoria Vaksman, the

Company’s Executive Vice President and Director, purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock and Pierre Besuchet, a director of the Company, purchased 600,000 shares of Common Stock and received a July 2009 Warrant to purchase 600,000 shares of Common Stock.

The July 2009 Warrant is exercisable for a period of two years from the date of issuance (the “Exercise Period”) at an initial exercise price of $0.20 per share. Notwithstanding the Exercise Period, if at any time the average closing price for shares of the Company’s Common Stock on the Over-the-Counter Bulletin Board exceeds $1.00 for a period of ten (10) consecutive trading days or more, the Company shall have the right, upon written notice to the holder, to reduce the exercise period of the July 2009 Warrant to a period of thirty (30) days beginning on the date of the written notice. The exercise price of the July 2009 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The securities were offered and sold to the July 2009 Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The July 2009 Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Amendment to December 2008 Financing Documents

On July 1, 2009, the Company entered into the First Amendment to the Amended and Restated Note Purchase Agreement (the “First Amended Agreement”) with Sherington, which amended the Amended and Restated Note Purchase Agreement entered by and between the Company and Sherington on December 1, 2008 (the “Amended Agreement”). The Amended Agreement provided for a decrease in the minimum number of card sales required to be sold in South Africa from 150,000 prior to July 31, 2009 to 100,000 on or prior to September 30, 2009. In connection with the First Amended Agreement, on July 1, 2009, the Company (i) issued that certain Second Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “July 2009 Note”) and the July 2009 Note replaced the Amended and Restated Secured Promissory Note issued to Sherington on December 1, 2008 (the “December 2008 Note”) and the December 2008 Note was cancelled and (ii) issued that certain Second Amended and Restated Warrant to Purchase Common Stock (the “July 2009 Warrant”) and the July 2009 Warrant replaced the warrant issued to Sherington on January 6, 2009 (the “January 2009 Sherington Warrant”) and the January 2009 Warrant was cancelled.

The July 2009 Note bears interest at 10% and matures on the earliest of the close of business on December 31, 2009 or upon or after the occurrence of an event of default (as defined in the July 2009 Note). The July 2009 Note is convertible into the Company’s common stock, at Sherington’s option, at an initial conversion price of $0.175 per share. The conversion price of the July 2009 Note is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. The Company may only redeem the July 2009 Note with the written consent of Sherington.

As of the date hereof, the Company is obligated on the July 2009 Note. The July 2009 Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. Under the Amended Agreement, the Company’s obligations under the December 2008 Note were secured by all of the assets of Atlas Merchant Services LLC (“Atlas”), formerly a wholly owned subsidiary of the Company, as well as 100% of the membership interest of Atlas. Since the Company is no longer the owner of Atlas, in connection with the First Amended Agreement, the Company and Sherington entered into that certain security agreement, dated July 1, 2009, pursuant to which the Company’s obligations under the July 2009 Note are secured by all the assets of the Company.

The July 2009 Sherington Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 12,462,185 shares of Common Stock of the Company (the “Common Stock”), at a price equal to $0.35 per share through December 31, 2013. Notwithstanding the foregoing, this July Sherington 2009 Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the July 2009 Sherington Warrant). The exercise price of the July 2009 Sherington Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Note 7 – Equity Transactions

Common Stock

On September 12, 2008, the Company entered into a three-month consulting arrangement with a company for investor awareness and other services and issued 150,000 shares of common stock as consideration, for a value of $75,000. Of this value, $62,500 was recognized as expense as of November 30, 2008 with the remaining amount of $12,500 accounted for as Prepaid Services paid in common stock. This balance was subsequently expensed in December upon completion of the services.

On November 19, 2008, the Company sold 52,630 shares for a value of $16,842.

In October and December 2008, Sherington provided total financing of $1 million in the form of a secured convertible note (See Note 6).

The Securities Purchase Agreement between the Company and Sherington Holdings LLC (“Sherington”) was completed on January 6, 2009. The Company received $2 million for selling 8,000,000 shares of common stock and a warrant to purchase 30% of the issued and outstanding shares of the Company on a fully diluted basis (the “Warrant”) at an exercise price of $0.35 per share to Sherington. The Warrant is exercisable through December 31, 2010 and it gives Sherington the right to purchase stock at $0.35 to maintain 30% ownership of the Company in the event that any stock purchase warrants and/or stock options held by third parties as of January 6, 2009 are later exercised.

On February 9, 2009, the Company issued 100,000 shares of stock to the new Chairman of the Board and incurred $25,000 of equity-based compensation expense.

On February 27, 2009, Mike Dodak received 84,363 shares of stock and David Fann received 73,945 shares of stock in lieu of payment for accrued vacation. The payments were valued at $21,090 and $18,486, respectively.

On May 14, 2009, as part of the sale of Atlas LLC, Atlas Inc. and Mr. Gerber agreed to sell their entire equity ownership of 2,116,279 shares of the Company’s common stock to Sherington Holdings, LLC for $300,000. Additionally, 2 million shares of common stock which had been issued when the Company purchased the assets of Atlas, Inc., but which were never outstanding pending certain financial accomplishments of Atlas, LLC, will be cancelled.

On July 1, 2009, the Company closed on a private placement of its common stock to obtain $1 million to fund the continuing development of the business. The Company entered into securities purchase agreements to sell a total of 5,714,286 shares of common stock at a purchase price of $0.175 per share and warrants to purchase 5,714,286 shares of stock at $0.20 per share. Refer to Note 10 for additional information.

Stock Options and Warrants

On June 1, 2008, Michael Dodak, CEO, was granted 1,000,000 cashless stock options at an exercise price of $0.30 per share with an estimated fair valuation of $98,078. These stock options were exercised in a cashless transaction on October 15, 2008 with Mr. Dodak receiving 190,000 shares of our common stock as a result.

On June 1, 2008, David Fann, President, was granted 1,000,000 cashless stock options at an exercise price of $0.30 per share with an estimated fair valuation of $98,078. These stock options were exercised in a cashless transaction on October 15, 2008 with Mr. Fann receiving 190,000 shares of our common stock as a result.

On September 26, 2008, the Company granted stock options equal to approximately $15,000, depending on the foreign exchange rate, to an employee of our South African subsidiary as part of his compensation. These options are subject to a vesting schedule and have an exercise price of $0.44 per share. Under a Black-Scholes model, the main assumptions for the estimated fair value of approximately $22,500, which will be expensed as per the vesting schedule, are a discount rate of 2.88% as of September 30, 2008 and a volatility rate of 70.4%.

On October 1, 2008, the Company granted 35,000 stock options to an employee of our South African subsidiary as part of his compensation. These options are subject to a vesting schedule and have an exercise price of $0.45 per share. Under a Black-Scholes model, the main assumptions for the estimated fair value of approximately $9,400, which will be expensed as per the vesting schedule, are a discount rate of 2.88% as of September 30, 2008 and a volatility rate of 70.4%.

On October 15, 2008, the Company entered into a three-year employment agreement with Joseph F. McGuire as Chief Financial Officer. The terms of the contract include an initial salary of $65,000 and 500,000 stock options, subject to a vesting schedule, with an exercise price of $0.39 per share which were granted on July 25, 2008 when the stock closed at a value of $0.39. Under a Black-Scholes model, the main assumptions for the estimated fair value of approximately $103,000, which will be expensed as per the vesting schedule, are a discount rate of 3.30% as of July 31, 2008 and a volatility rate of 58.6%.

Also, on October 15, 2008, having met certain performance criteria since his hire date, Mr. McGuire’s salary increased to $130,000 and he received an additional 500,000 stock options, subject to a vesting period, with an exercise price of $0.40, the closing stock price on that date. These options are not subject to vesting or a performance clause, therefore, the Company will recognize the expense on the grant date. Under a Black-Scholes model, the main assumptions for the estimated fair value of approximately $130,000 are a discount rate of 2.73% as of October 31, 2008 and a volatility rate of 66.4%.

On January 12, 2009, the Company granted 90,000 stock options to an employee of our South African subsidiary as part of his compensation. These options are subject to a vesting schedule and have an exercise price of $0.40 per share. Under a Black-Scholes model, the main assumptions for the estimated fair value of approximately $18.000, which will be expensed as per the vesting schedule, are a discount rate of 1.52% as of December 31, 2008 and a volatility rate of 68.9%.

On June 29, 2009, John Hancock, President, was granted 2,000,000 common stock options at an exercise price of $0.26 per share. These options are not subject to vesting or a performance clause, therefore, the Company will recognize the expense on the grant date. Under a Black-Scholes model, the main assumptions for the estimated value of $310,000 are a discount rate of 2.13% as of May 31, 2009 and a volatility rate of 71.3%.

Also on June 29, 2009, John Watson, Executive Vice President, was granted 1,500,000 common stock options at an exercise price of $0.26 per share. These options are not subject to vesting or a performance clause, therefore, the Company will recognize the expense on the grant date. Under a Black-Scholes model, the main assumptions for the estimated value of $233,000 are a discount rate of 2.13% as of May 31, 2009 and a volatility rate of 71.3%.

On July 1, 2009, the Company closed on a private placement of its common stock to obtain $1 million to fund the continuing development of the business. As part of the securities purchase agreement, warrants were issued to purchase 5,714,286 shares of stock at $0.20 per share (See Note 10).

The Company has recognized $202,235 equity-based compensation expense due to vested options for the nine months ended May 31, 2009.

Note 8 – Commitments and Obligations

In conjunction with the sale of our Atlas subsidiary, the Company agreed that in the event that as of October 30, 2009, the market value of the Company’s common stock is less than $0.43 per share, the Company shall promptly deliver to Mr. Gerber an amount equal to the Shortfall. The “Shortfall” shall mean the excess of $0.43 over the market value of the Company’s common stock multiplied by 883,721. The market value of the Company’s common stock is the average publicly trade price on the Over-the-Counter Bulletin Board for the ten business days ending October 30, 2009. As of May 31, 2009, the Company has recognized a loss and accrued a liability of $182,930 based upon this agreement.

The Company has the following lease arrangements:

•

The Company moved its corporate address location and signed a new lease agreement on a 26-month basis starting November 1, 2007 and continuing through January 31, 2009. This lease has been extended through the end of July. The current monthly lease amount (adjusted for utilities) is $4,721. Management is currently reviewing its lease options. As of May 31, 2009, the Company has recognized $40,630 for lease expense for the corporate office.

•

The Company’s South Africa operations relocated to a new location and signed a new five-year lease agreement starting March 1, 2009 and continuing through March 31, 2014. The current monthly lease amount (adjusted for utilities) is approximately $4,700, subject to the foreign exchange rate. As of May 31, 2009, the Company has recognized $23,630 lease expense for the South Africa office.

•

The Company’s South Africa operations entered into a three-year lease for its dedicated hosting solution which is located in a fully secured, redundant data center. The monthly cost of the lease is approximately $3,800, subject to the foreign exchange rate. As of May 31, 2009, the Company has recognized $15,885 lease expense for the data center.

Our lease obligations under the current leases are as follows:

Remaining three months of fiscal 2009:	$39,981

Fiscal 2010	106,004

Fiscal 2011	69,258

Fiscal 2012	75,492

Fiscal 2013	82,286

Fiscal 2014	42,915

Total	$415,936

As part of the Software License Agreement (the “License”) with World Processing, Ltd., royalties are to be paid at varying rates as various threshold quantities of transactions are achieved. These thresholds are to be considered in the aggregate with respect to all financial transactions that utilize the GCC software and will not be deemed an annual threshold or a threshold calculated on a per location basis. Accordingly, once royalties of $20,000 have been paid on the first million financial transactions, the Company will pay royalties of $60,000 for the next four million financial transactions, $50,000 for the next five million financial transactions, and so on.

Management services

The Company has employment agreements with certain members of management.

On June 1, 2008, the Company entered into a three-year employment agreement with Michael Dodak as CEO. The terms of the contract include an initial salary of $220,000 and 1,000,000 cashless stock options at an exercise price of $0.30 per share.

On June 1, 2008, the Company entered into a three-year employment agreement with David Fann as president. The terms of the contract include an initial salary of $220,000 and 1,000,000 cashless stock options at an exercise price of $0.30 per share. As a condition to the Sherington Agreement closing, Messrs. Dodak and Fann have acknowledged and agreed that their employment agreements have been converted to Consulting Agreements effective December 5, 2008 with respect to Mr. Dodak and February 1, 2009 with respect to Mr. Fann.

On July 17, 2008, Joseph F. McGuire was hired as Chief Financial Officer with a starting salary of $65,000 and a grant of 500,000 stock options at an exercise price of $0.39 per share and with a vesting period. On October 15, 2008, and after Mr. McGuire had met certain performance criteria, the Company and he entered into a three-year employment agreement. The agreement increased his salary to $130,000 and he received a grant of an additional 500,000 stock options with a vesting period and with an exercise price equal to the closing price on October 15, 2008.

On December 4, 2008, Michael Dodak stepped down as CEO of the Company. Effective December 5, 2008, Mr. John Hancock joined the company as Chief Executive Officer and Director with a base pay of $220,000 and Mr. John Watson was appointed Executive Vice President and Director with a base pay of $180,000.

Effective January 6, 2009, Mr. Raymond Goldsmith succeeded Michael Dodak as Chairman of the Board. Mr. Dodak resigned as a director but remains with the Company as an executive consultant.

On February 1, 2009, David Fann resigned as President of the Company, however, he remains with the Company as Secretary, as a Director and as an executive consultant.

In connection with the Atlas acquisition, the Company entered into an employment agreement with Victor F. Gerber for a term of three years pursuant to which Mr. Gerber was appointed as an Executive Vice President. In conjunction with the sale of Atlas, the parties agreed to settle the employment agreement with a one-time payment of $30,000 to Mr. Gerber.

Notes payable

On November 21, 2007, FNDS3000 made a down payment and entered into a Software License Agreement (the “License”) with World Processing, Ltd to allow FNDS3000 to provide a software platform for electronic payment and transaction processing. The License has a purchase price of $1,500,000, which was capitalized entirely as of August 31, 2008, and will be depreciated over seven years once the application has started to process transactions. During the year ended August 31, 2008, a total of $950,000 of the license fee was paid and an additional $97,438 of other developmental fees were capitalized.

The balance payable of $550,000 on the note as of August 31, 2008 has been paid off in three payments: $100,000 on November 30, 2008; $100,000 on December 2, 2008 and $350,000 on January 9, 2009. Additionally, during the nine and three months ended May 31, 2009, $155,763 and $-0-, respectively, of additional developmental fees have been capitalized.

As of May 31, 2009, a total of $1,500,000 of license fees and $155,763 in other developmental fees have been capitalized and $29,945 in related interest was paid. As we began processing transactions late November 2008, a total of $118,269 has been amortized during the nine months ended May 31, 2009.

Under the July 2008 Agreement for the purchase of certain assets from Atlas Merchant Services, Inc., the Company agreed to pay the seller $1,000,000 in cash payable in four equal separate installments on the date of closing, prior to March 31, 2009, prior to June 30, 2009 and prior to June 30, 2010. Because the Company was in the process of negotiating the sale of its interest in Atlas LLC back to Mr. Gerber and Atlas Merchant Services, Inc., the $250,000 due March 31, 2009 was not paid and the fair value of the $750,000 note payable was eliminated as part of the settlement.

On October 29, 2008, we entered into a Note Purchase Agreement (the “Agreement”) with Sherington Holdings, LLC for the sale of a secured convertible promissory note in the principal amount of $320,000 (the “October 2008 Note”). Pursuant to the terms of the Agreement, the Company and Sherington closed on the sale and purchase of the October 2008 Note on October 31, 2008. The October 2008 Note bears interest at 10%, matures December 13, 2008 and is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.25 per share. The Company may only redeem the October 2008 Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average. The October 2008 Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company. The Company’s obligations under the October 2008 Note are secured by all of the assets of Atlas Merchant Services LLC, a wholly owned subsidiary of the Company, as well as the membership interest of Atlas LLC held by the Company. The October 2008 Note was offered and sold to Sherington in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

The December 2008 Note bears interest at 10% and matures on the earliest of the close of business on December 31, 2009; upon or after the occurrence of an event of default; or, if Sherington shall not have purchased 8,000,000 shares of the Company’s common stock on or before January 5, 2009 pursuant to the Equity Agreement discussed below, on May 31, 2009. The December 2008 Note is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.25 per share, which conversion price may be adjusted in accordance with the terms of the December 2008 Note. The Company may only redeem the December 2008 Note with the written consent of Sherington.

The Company’s obligations under the December 2008 Note are secured by all of the assets of Atlas Merchant Services LLC, a wholly-owned subsidiary of the Company, as well as 100% of the membership interest of Atlas.

On July 1, 2009, the Company entered into the First Amendment to the Amended and Restated Note Purchase Agreement (the “First Amended Agreement”) with Sherington, which amended the Amended and Restated Note Purchase Agreement entered by and between the Company and Sherington on December 1, 2008 (the “Amended Agreement”). The Amended Agreement provided for a decrease in the minimum number of card sales required to be sold in South Africa from 150,000 prior to July 31, 2009 to 100,000 on or prior to September 30, 2009. In connection with the First Amended Agreement, on July 1, 2009, the Company (i) issued that certain Second Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “July 2009 Note”) and the July 2009 Note replaced the Amended and Restated Secured Promissory Note issued to Sherington on December 1, 2008 (the “December 2008 Note”) and the December 2008 Note was cancelled and (ii) issued that certain Second Amended and Restated Warrant to Purchase Common Stock (the “July 2009 Warrant”) and the July 2009 Warrant replaced the warrant issued to Sherington on January 6, 2009 (the “January 2009 Sherington Warrant”) and the January 2009 Warrant was cancelled.

The July 2009 Note bears interest at 10% and matures on the earliest of the close of business on December 31, 2009 or upon or after the occurrence of an event of default (as defined in the July 2009 Note). The July 2009 Note is convertible into the Company’s common stock, at Sherington’s option, at an initial conversion price of $0.175 per share. The conversion price of the July 2009 Note is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. The Company may only redeem the July 2009 Note with the written consent of Sherington.

As of the date hereof, the Company is obligated on the July 2009 Note. The July 2009 Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. Under the Amended Agreement, the Company’s obligations under the December 2008 Note were secured by all of the assets of Atlas Merchant Services LLC (“Atlas”), formerly a wholly owned subsidiary of the Company, as well as 100% of the membership interest of Atlas. Since the Company is no longer the owner of Atlas, in connection with the First Amended Agreement, the Company and Sherington entered into that certain security agreement, dated July 1, 2009, pursuant to which the Company’s obligations under the July 2009 Note are secured by all the assets of the Company.

The July 2009 Sherington Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 12,462,185 shares of Common Stock of the Company (the “Common Stock”), at a price equal to $0.35 per share through December 31, 2013. Notwithstanding the foregoing, this July Sherington 2009 Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the July 2009 Sherington Warrant). The exercise price of the July 2009 Sherington Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Note 9 – Discontinued Operations

In July 2008, we acquired the assets of Atlas Merchant Services, Inc., an Atlanta-based company, that markets debit and credit card programs to merchants and employers throughout the United States. At the time of acquisition, the company was generating approximately $1 million in annual revenue.

The table below provides the relevant information related to the operations of Atlas:

	Since Inception to May 31 2009	For the Nine Months Ended May 31 2009	For the Three Months Ended May 31 2009
Revenues, net	$736,863	$574,636	$104,564
Cost of sales	111,505	65,117	8,664

Gross profit/(loss)	625,358	509,519	95,900

Operating expenses:
Salaries and benefits	548,173	456,122	111,729
Travel expense	42,004	29,784	4,177
Professional and consultant fees	45,544	40,756	—
Depreciation and amortization expense	393,155	305,963	76,504
Asset impairment	226,741	—	—
Commissions	86,154	77,804	9,076
Other selling, general and administrative	81,510	66,003	14,053

Total operating expenses from discontinued operations	1,423,281	976,432	215,539

Loss from discontinued operations	(797,923)	(466,913)	(119,639)

Other income (expense):
Interest expense	(31)	—	—
Other loss	(108,000)	(108,000)	(44,000)

Total other income (expense):	(108,031)	(108,000)	(44,000)

Net loss from discontinued operations	(905,954)	(574,913)	(163,639)

Net loss per share – basic and diluted	$(0.03)	$(0.02)	$(0.00)

Weighted average shares outstanding – basic and diluted	31,095,522	31,095,522	34,848,500

As our South Africa business operations developed, we found no synergy between overseas debit card operations and US merchant services. Management recognized that the two companies would fare better under separate ownership. As a result, we entered into an agreement which would allow Mr. Gerber to purchase Atlas Merchant Services, LLC from the Company and the sale was finalized May 14, 2009.

The consideration received on the sale of Atlas is $723,549, the present value of the initial purchase loan as of May 14, 2009.

The loss recognized on the sale is as follows:

Elimination of inter-company balance due from Atlas	$284,095
Elimination of initial investment in Atlas	2,083,599
Atlas operational losses as of May 14, 2009	(905,954)
Elimination of present value of initial purchase loan	(723,549)

Total loss on sale	$738,191

The following is a summary of the assets and liabilities sold as reported at August 31, 2008 and as reported on the closing date of May 14, 2009:

	As of May 14, 2009	As of August 31, 2008
Cash	$-0-	$39,083
Accounts receivable	53,796	70,160
Inventories	7,567	19,000
Property and equipment, net	19,703	25,666
Other assets	-0-	2,200
Intangibles, net	589,000	1,725,000

Total assets	670,066	1,881,109

Accounts payable	5,831	30,016
Accrued liabilities	379,561	98,535

Total liabilities	385,392	128,551

Net assets of discontinued operations	$284,674	$1,752,558

The following table represents the reported losses for both continuing and discontinued operations for the nine months ended May 31, 2009, and for the year ended August 31, 2008, which includes only two months of Atlas activity:

	For the Nine Months Ended May 31, 2009	For the Year Ended August 31, 2008
Loss from continuing operations before income taxes	$(2,728,479)	$(3,144,994)
Income tax benefit	-0-	-0-

Loss from continuing operations	(2,728,479)	(3,144,994)
Discontinued operations:
Loss from discontinued operations (including loss of $226,741 in 2008 for write-down of intangible asset)	(1,545,323)	(331,041)
Income tax benefit	-0-	-0-

Loss from discontinued operations	(1,545,323)	(331,041)

Net loss	$(4,273,802)	$(3,476,035)

In settlement of Mr. Gerber’s employment agreement, the Company paid a lump-sum payment of $30,000.

Additionally, as part of the agreement to sell Atlas, LLC back to Mr. Gerber, the Company supported a guarantee by Mr. Gerber to one shareholder with respect to its stock performance. The Company agreed that in the event that as of October 30, 2009, the market value of the Company’s common stock is less than $0.43 per share, the Company would pay to Mr. Gerber an amount equal to the excess of $0.43 over the market value of the Company’s common stock multiplied by 883,721. The market value of the Company’s common stock is the average publicly trade price on the Over-the-Counter Bulletin Board for the ten business days ending October 30, 2009. The Company has recorded a loss and accrued a contingent liability of $182,930 as of May 31, 2009. However, as this value will vary with the market value of our stock, should our stock price increase from its value at May 31, 2009, both the loss and the liability will be reduced and, conversely, should it decrease, an additional loss and liability will be recognized.

Note 10 – Subsequent Events

Private Placement

On July 1, 2009, FNDS3000 Corp sold 5,714,286 shares of common stock and related common stock purchase warrants to various accredited investors at a per share purchase price of $0.175 representing gross proceeds of $1,000,000 as more fully detailed below.

July 2009 Financing with Sherington

On July 1, 2009, to obtain funding for the development of the business, the Company entered into a securities purchase agreement (the “Sherington June 2009 Purchase Agreement”) with Sherington Holdings, LLC (“Sherington”) pursuant to which Sherington purchased 2,857,143 shares of Common Stock (the “Sherington Purchased Shares”) at a purchase price of $0.175 per share and (ii) a warrant, to purchase 2,857,143 shares of Common Stock (the “Sherington New Warrant”) for aggregate gross proceeds of $500,000.

The Sherington New Warrant is exercisable for a period of two years from the date of issuance (the “Exercise Period”) at an initial exercise price of $0.20 per share. Notwithstanding the Exercise Period, if at any time the average closing price for shares of the Company’s Common Stock on the Over-the-Counter Bulletin Board exceeds $1.00 for a period of ten (10) consecutive trading days or more, the Company shall have the right, upon written notice to Sherington, to reduce the exercise period of the Sherington New Warrant to a period of thirty (30) days beginning on the date of the written notice. The exercise price of the Sherington New Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Contemporaneously with the execution and delivery of the Sherington June 2009 Purchase Agreement, the Company and Sherington entered into that certain Amendment No. 1 to the Registration Rights Agreement (the “Amended Registration Rights Amendment”), which amended that certain Registration Rights Agreement dated as of January 6, 2009, by and between the Company and Sherington (the “Original Registration Rights Agreement”). Pursuant to the Amended Registration Rights Agreement, the Company expanded the definition of Shares (as defined in the Amended Registration Rights Agreement) to include, among other things, the Sherington Purchased Shares and the shares issuable upon exercise of the Sherington New Warrant.

Furthermore, contemporaneously with the execution and delivery of the Sherington June 2009 Purchase Agreement the Company and Sherington and certain other holders of shares of the Company’s Common Stock entered into that certain Amendment No. 1 to the Voting Agreement (the “Amended Voting Agreement”), which amended that certain Voting Agreement dated as of December 1, 2008, by and among the Company, Sherington, and certain holders of shares of the Company’s Common Stock as identified therein (the “Original Voting Agreement”). Pursuant to the Amended Voting Agreement, the parties extended the term of the Voting Agreement to December 31, 2010.

The securities were offered and sold to Sherington in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

July 2009 Financing with Accredited Investors

On July 1, 2009, to obtain funding for the development of the business, the Company entered into a securities purchase agreement (the “July 2009 Purchase Agreement”) with accredited investors (the “July 2009 Investors”) pursuant to which the July 2009 Investors purchased, in the aggregate, 2,857,143 shares (the “Purchased Shares”) of the Company’s Common Stock at a purchase price of $0.175 per share and (ii) a warrant, to purchase, in the aggregate, 2,857,143 shares of Common Stock (the “July 2009 Warrant”) for aggregate gross proceeds of $500,000.

The July 2009 Investors include the following parties:

•	John Hancock, the Company’s Chief Executive Officer, purchased 262,857 shares and received a Warrant to purchase 262,857 shares.

•	Joseph F. McGuire, the Company’s Chief Financial Officer, purchased 262,857 shares and received a July 2009 Warrant to purchase 262,857 shares.

•	Joseph Tumbarello, the Company’s Chief Operating Officer purchased 262,857 shares and received a July Warrant to purchase 262,857 shares.

•

John Watson, the Company’s Executive Vice President through JHW Investments LLC, a company beneficially owned by Mr. Watson, purchased 262,857 shares and received a July 2009 Warrant to purchase 262,857 shares.

•	Victoria Vaksman, the Company’s Executive Vice President and Director, purchased 262,857 shares and received a July 2009 Warrant to purchase 262,857 shares.

•	Pierre Besuchet, a director of the Company, purchased 600,000 shares and received a July 2009 Warrant to purchase 600,000 shares.

The July 2009 Warrant is exercisable for a period of two years from the date of issuance (the “Exercise Period”) at an initial exercise price of $0.20 per share. Notwithstanding the Exercise Period, if at any time the average closing price for shares of the Company’s Common Stock on the Over-the-Counter Bulletin Board exceeds $1.00 for a period of ten (10) consecutive trading days or more, the Company shall have the right, upon written notice to the holder, to reduce the exercise period of the July 2009 Warrant to a period of thirty (30) days beginning on the date of the written notice. The exercise price of the July 2009 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The securities were offered and sold to the July 2009 Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D, thereunder. The July 2009 Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Amendment to December 2008 Financing Documents

On July 1, 2009, the Company entered into the First Amendment to the Amended and Restated Note Purchase Agreement (the “First Amended Agreement”) with Sherington, which amended the Amended and Restated Note Purchase Agreement entered by and between the Company and Sherington on December 1, 2008 (the “Amended Agreement”). The Amended Agreement provided for a decrease in the minimum number of card sales required to be sold in South Africa from 150,000 prior to July 31, 2009 to 100,000 on or prior to September 30, 2009. In connection with the First Amended Agreement, on July 1, 2009, the Company (i) issued that certain Second Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “July 2009 Note”) and the July 2009 Note replaced the Amended and Restated Secured Promissory Note issued to Sherington on December 1, 2008 (the “December 2008 Note”) and the December 2008 Note was cancelled and (ii) issued that certain Second Amended and Restated Warrant to Purchase Common Stock (the “July 2009 Warrant”) and the July 2009 Warrant replaced the warrant issued to Sherington on January 6, 2009 (the “January 2009 Sherington Warrant”) and the January 2009 Warrant was cancelled.

The July 2009 Note bears interest at 10% and matures on the earliest of the close of business on December 31, 2009 or upon or after the occurrence of an event of default (as defined in the July 2009 Note). The July 2009 Note is convertible into the Company’s common stock, at Sherington’s option, at an initial conversion price of $0.175 per share. The conversion price of the July 2009 Note is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. The Company may only redeem the July 2009 Note with the written consent of Sherington.

As of the date hereof, the Company is obligated on the July 2009 Note. The July 2009 Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. Under the Amended Agreement, the Company’s obligations under the December 2008 Note were secured by all of the assets of Atlas Merchant Services LLC (“Atlas”), formerly a wholly owned subsidiary of the Company, as well as 100% of the membership interest of Atlas. Since the Company is no longer the owner of Atlas, in connection with the First Amended Agreement, the Company and Sherington entered into that certain security agreement, dated July 1, 2009, pursuant to which the Company’s obligations under the July 2009 Note are secured by all the assets of the Company.

The July 2009 Sherington Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 12,462,185 shares of Common Stock of the Company (the “Common Stock”), at a price equal to $0.35 per share through December 31, 2013. Notwithstanding the foregoing, this July Sherington 2009 Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the July 2009 Sherington Warrant). The exercise price of the July 2009 Sherington Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Adoption of 2009 Stock Incentive Plan

In June 2009, the Compensation Committee of the Board of Directors approved the 2009 Incentive Stock Plan (the “Plan”) and the reservation of 4,000,000 shares. Following are the highlights of the Plan.

The 2009 Incentive Stock Plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing participants with a proprietary interest in the growth and performance of the Company.

Persons eligible to receive grants shall be directors, officers, employees or consultants to the Company. The term “consultant” shall mean any person, other than an employee, who is engaged by the Company to render services and is compensated for such services. Incentive Stock Options may only be issued to employees of the Company. Incentive stock options may be granted to officers or directors, provided they are also employees of the Company. Consultants will receive non-statutory options.

The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the Plan shall not exceed four million (4,000,000). Stock subject to grants may be either unissued or reacquired stock. If any grant shall for any reason terminate or expire, any shares allocated thereto but remaining unpurchased upon such expiration or termination shall again be available for grants with respect thereto under the Plan as though no grant had previously occurred with respect to such shares.

All or part of any stock award under the Plan may be subject to conditions established by the Board or the Compensation Committee, (the “Committee”) and set forth in the Stock Award Agreement, which may include, but are not limited to, continuous service with the Company, achievement of specific business objectives, increases in specified indices, attaining growth rates and other comparable measurements of Company performance. Such awards may be based on fair market value or other specified valuation. All stock awards will be made pursuant to the execution of a Stock Award Agreement.

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

If the optionee’s status as an employee terminates for any reason other than the optionee’s disability or death, then the optionee (or if the optionee shall die after such termination, but prior to exercise, the optionee’s personal representative or the person entitled to succeed to the option) shall have the right to exercise the portions of any of the optionee’s incentive stock options which were exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three (3) months after such termination (or, in the event of “termination for good cause” as that term is defined in Florida case law related thereto, or by the terms of the Plan or the Option Agreement or an employment agreement, the option shall automatically terminate as of the termination of employment as to all shares covered by the option).

The Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the Committee. Subject to the provisions of the Plan, the Board and/or the Committee shall have authority to (a) grant, in its discretion, incentive stock options in accordance with Section 422 of the Code, or non-statutory options, stock awards or restricted stock purchase offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; (d) construe and interpret the Plan; (e) promulgate, amend and rescind rules and regulations relating to its administration, and correct defects, omissions and inconsistencies in the Plan or any grant; (f) consistent with the Plan and with the consent of the participant, as appropriate, amend any outstanding grant or amend the exercise date or dates thereof; (g) determine the duration and purpose of leaves of absence which may be granted to participants without constituting termination of their employment for the purpose of the Plan or any grant; and (h) make all other determinations necessary or advisable for the Plan’s administration. The interpretation and construction by the Board of any provisions of the Plan or selection of its participants shall be conclusive and final. No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any grant made thereunder.

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

Stock Options Granted

In June 2009, the Compensation Committee of the Board of Directors approved the issuance of stock options to purchase 2,000,000 and 1,500,000 shares of common stock to John Hancock, Chief Executive Officer and John Watson, Executive Vice President, respectfully. These options will vest immediately and are exercisable for five years at an exercise price of $0.26. The valuation date for this grant was June 29, 2009 when the stock had a value of $0.26. Under a Black-Scholes model, the main assumptions for the estimate are a discount rate of 2.13% and a volatility rate of 71.3%. With an estimated fair value of these grants of $543,300, these grants will be recognized as compensation expense in June 2009.

Debtor Default

On October 2, 2007, we filed a lawsuit in Dallas, Texas for breach of contract against Information Services Group, Inc and its owner, Ken Blow. On January 29, 2009, the parties entered into a Settlement Agreement (the “Agreement”) pursuant to which the parties agreed to the following:

•	Mr. Blow agreed to release the Company from any and all claims in consideration for the Company to dismiss its claims with prejudice.

•

Mr. Blow and his affiliates (the “Blow Affiliates”) agreed to pay the Company an aggregate sum of $200,000, payable in monthly installments of $10,000 on the first of each month beginning on June 1, 2009 plus accrued interest of seven percent (7%) per annum (each a “Settlement Amount” and collectively, the “Settlement Amounts”).

•

If Mr. Blow or the Blow Affiliates do not make payment of a Settlement Amount within 10 days of when such amount shall be due and payable, the parties have agreed that the Company shall be entitled to file a judgment against Mr. Blow and the Blow Affiliates, jointly and severally, in the aggregate principal amount of $435,000.

Due to concerns related to the collectability of these funds, no amount was recorded as a receivable at the time of the Agreement. As the date for the first payment passed, the Company extended the cure period twice at the request of Mr. Blow, however, as no funds had been received as of July 7, 2009, Mr. Blow was in default of the Agreement and the Company is free to enforce its rights under the Agreement, including, without limitation, recordation of the Consent Final Judgment and collection efforts on the Judgment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not represent historical facts. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Form 10-Q Report include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Form 10-Q Report and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Estimates of future financial results are inherently unreliable.

From time to time, representatives of FNDS3000 may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels or earnings from operations. Any forecast regarding the Company’s future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company’s control. As a result, there can be no assurance that the Company’s performance will be consistent with any of management’s forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company’s business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company’s prospective results of operations.

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

We believe the following are the critical accounting policies used in the preparation of our financial statements:

Revenue Recognition, Deferred Revenue and Cost Recognition

In general, our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectability of the receivables is reasonably assured. More specifically, initiation fee revenue for our stored-value cards are recognized when shipped, transaction fee revenue is recognized when the transaction is recorded, maintenance and financial float fees revenue are recognized when the products are used. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for the purchase of debit cards is net 30 days from the date of shipment and arise from our processing partners. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. Ongoing credit evaluations are performed for all of our customers and we generally do not require collateral.

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

Long-Lived Assets and Impairment

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable.

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

Stock-Based Compensation

We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Stock based compensation was determined using the historical fair value of the equity instruments.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”), which is a revision of SFAS No. 123 “Accounting for Compensation,” (“SFAS 123”). SFAS 123R supersedes APB Opinion No 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statements of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The Company has adopted SFAS 123R following the modified prospective method.

Results of Operations for the Nine and Three Months Ended May 31, 2009 and May 31, 2008.

Revenue

Total revenue from continuing operations for the nine and three months ended May 31, 2009 was $51,791 and $43,065, respectively, as compared to $20,907 and $15,907 for the nine and three months, ended May 31, 2008, respectively.

For the nine months ended May 31, 2009, revenue earned was attributed to approximately $34,000 from the sale of plastic card stock; $11,000 from the sale of security tokens and other items with the balance earned from processing fees.

For the three months ended May 31, 2009, revenue earned was attributed to approximately $34,000 from the first sales of plastic cards from our South Africa operations; $5,000 from the sale of security tokens and other items with the remaining balance earned from processing fees.

For the nine and three months ended May 31, 2008, revenues were mainly generated through the sale of plastic card stock.

Cost of Revenue

Total cost of revenue from continuing operations for the nine and three months ended May 31, 2009 was $122,328 and $56,093, respectively, as compared to $11,792 and $8,117, respectively, for the nine and three months, ended May 31, 2008 for the purchase of blank cards.

For the nine months ended May 31, 2009, the cost of revenue was attributed to approximately $40,000 to set up and beta test our South Africa operations; $33,000 for card stock; $32,000 for hosting fees, bank fees and bank connection costs; $7,000 for issuer authorizations; $6,000 for the call center and other costs; and $4,000 for transaction-related fees.

For the three months ended May 31, 2009, the cost of revenue was attributed to approximately $14,000 to continue the set up and beta testing our South Africa operations; $33,000 for card stock; $4,000 for hosting fees, bank fees and bank connection costs; $1,000 for issuer authorizations; $1,000 for the call center and other costs; and $3,000 for transaction-related fees.

The cost of revenues for the nine and three months ended May 31, 2008 was mainly for cost of card stock and application processing fees.

Operating Expense

Total operating expense from continuing operations for the nine and three months ended May 31, 2009 was $2,606,464 and $935,572, respectively, and $2,039,884 and $665,702 (reclassified to conform to the 2009 presentation), respectively, for the nine and three months ended May 31, 2008.

Operating expense for the nine months ended May 31, 2009 was comprised of approximately $1,244,000 for salaries and benefits; $432,000 for professional and consultant fees; travel expense was approximately $302,000; $162,000 for depreciation and amortization; $202,000 expense for labor costs related to vested options and $100,000 of stock-based consultant expense. Other Expense of approximately $164,000 includes $64,000 for rent and utilities; $25,000 for communication; $32,000 for insurance; $18,000 for investor relations; $9,000 for MasterCard fees and $16,000 in other general office expense.

Operating expense for the three months ended May 31, 2009 was comprised of approximately $466,000 for salaries and benefits; $167,000 for professional and consultant fees; travel expense was approximately $140,000; $69,000 for depreciation and amortization and $18,000 for labor costs related to vested options. Other Expense of approximately $76,000 includes $30,000 for rent and utilities; $7,000 for communication; $15,000 for insurance; $9,000 for MasterCard fees; $3,000 for investor relations; $12,000 in other general office expense.

Operating expense for the nine months ended May 31, 2008, was comprised of approximately $929,000 for salaries and benefits; $9,000 stock-based expense for employees; $176,000 for professional and consultant fees; $579,000 stock-based consultant expense; travel expense was approximately $248,000 and $28,000 for depreciation. Other Expense of approximately $71,000 includes $12,000 for rent and utilities; $6,000 for communication; $24,000 for insurance; $11,000 for investor relations and $18,000 in other general office expense.

Operating expense for the three months ended May 31, 2008 was comprised of approximately $325,000 for salaries and benefits; $9,000 stock-based expense for employees $225,000 for professional and consultant fees; travel expense was approximately $57,000 and $16,000 for depreciation. Other Expense of approximately $34,000 includes $4,000 for rent and utilities; $2,000 for communication; $12,000 for insurance; $2,000 for investor relations and $14,000 in other general office expense.

For the nine months ended May 31, 2009, as compared to the same period for the prior year:

•	salaries and benefits have increased due to the additional personnel required for the South Africa operations;

•

professional and consulting fees have increased due to certain management personnel transitioning to executive consultants; legal and accounting fees associated with the acquisition and sale of Atlas, the convertible note payable and the financing of the Company through private placement arrangements; and monthly support fees for the GCC software platform and stock issuances for services;

•	travel expense has increased as management oversees the operations of the corporate office and the South Africa operations, as well as the hosting of a Board of Directors meeting in London;

•	depreciation and amortization has increased as we began amortizing the GCC license fees and invested in additional fixed assets in South Africa;

•	equity-based compensation expense increased due to the expense of vested options and decreased due to a reduction in consulting services;

•

other general and administrative expense increased due to costs associated with the South Africa office, such as communications, office supplies and MasterCard fees, and increased costs for investor relations and insurances.

Other Income and Expense

Total other income and expense from continuing operations netted to an expense of $51,478 for the nine months ended May 31, 2009. Significant components include approximately $70,000 for accrued interest on the convertible note payable, interest income of approximately $13,000 and a gain of approximately $5,000 on foreign currency translation.

For the three months ended May 31, 2009, total other income and expense from continuing operations netted to an expense of $5,664. Significant components include approximately $22,000 for accrued interest on the convertible note payable, interest income of approximately $4,000 and a gain of approximately $13,000 on foreign currency translation.

Total other income and expense from continuing operations for the nine and three months ended May 31, 2008 netted to income of approximately $30,000 and $31,000, respectively, with the effect of exchange rates being the significant component.

For the nine months ended May 31, 2009, as compared to the same period for the prior year:

•	interest expense increased due to the convertible note payable to Sherington Holdings, LLC;

•	interest income from our money market accounts increased; and

•	the effect of changes related to the foreign exchange rate have lessened.

Liquidity and Capital Resources

As of May 31, 2009, we had cash of $223,509, current assets of $475,638 and current liabilities of $1,618,599. As of August 31, 2008, we had cash of $317,077, current assets of $498,841 and current liabilities of $1,250,008.

Operating Activities

Our operating activities from continuing operations resulted in a net cash outflow of $2,433,141 for the nine months ended May 31, 2009 compared to a net cash outflow of $1,170,420 for the same period of the previous year.

The net operating cash outflow for the current period reflects a loss of $4,273,802 and significant components include:

•	adjustments for depreciation and amortization of $161,657 for continuing operations and $305,591 for discontinued operations;

•	the loss of $738,193 on the sale of Atlas LLC;

•	equity-based compensation of $302,235 for consulting services, a stock grant and vested options;

•	imputed interest of $49,287 on the note payable related to the initial purchase of Atlas LLC;

•	the adjustment of $11,698 from fixed assets to losses from foreign exchange rate translation;

•	an increase in our liability to related parties for $146,203 for travel expense;

•	the stock price indemnity estimated at $182,930;

•	an increase in accounts receivable of $89,831 as the South Africa operations progress;

•	an increase in prepaid expenses and other current assets of $61,264 for insurances and the annual MasterCard fee;

•	an increase in accounts payable of $112,249 as the South Africa operations progress; and

•	a decrease in accrued salaries and benefits due to reductions in accrued paid-time-off.

The net operating cash outflow for the prior year period reflects a loss of $2,000,411 combined with $823,494 equity-based compensation, depreciation expense of $18,763, a decrease of $12,206 in prepaid expenses and other assets which are offset by increases in other assets of $11,480 and accounts payable and other expenses of $12,992.

Investing Activities

Our investing activities resulted in a net cash outflow of $127,269 for the nine months ended May 31, 2009 compared to a net cash outflow of $959,667 for the same period of the previous year. During the nine months ended May 31, 2009, the Company invested $122,120 in additional equipment and software for the South Africa office, capitalized additional development fees of $58,325 for the GCC software license, and sold some of our equipment for $53,176.

Cash used in investing activities for the nine months ended May 31, 2008 was the result of an increase of $850,000 in the capitalized value of our GCC software license and purchases totaling $109,667 for computer equipment for South Africa.

Financing Activities

Our financing activities resulted in a cash inflow of $2,466,842 for the nine months ended May 31, 2009 as the Company raised $2,016,842 from the private placement of its common stock and warrants to purchase its common stock, assumed a $1 million note payable and paid off its debt for the remaining balance for the GCC software.

During the nine months ended May 31, 2008, proceeds of $2,905,000 resulted from private placement of the Company’s common stock and warrants to purchase shares of common stock.

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

In July 2009, the Company closed on a private placement of stock from which it received $1 million which provides the funding to complete the Pilot Test Phase of our introduction of Prepaid Cards in South Africa. This Phase is now in the final stages of completion and results to-date have been encouraging. This placement should fund the Company through the final Volume Testing Phase and on to production roll-out during the remainder of 2009.

We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and increase market share. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements as we continue to progress and expand. If we require any additional monies, we plan to raise any such additional capital primarily through the private placement of our equity securities. Based on management’s detailed financial forecasts, if the management volume test phase proceeds as planned, the Company has sufficient financial resources to carry through to generation of a revenue stream that will cover costs. However, any delays will introduce a need for additional funding at a level of some $250,000 for each month of delay.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended August 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

The financial requirements of our Company may be dependent upon the financial support through credit facilities of our directors and additional private placements of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Should additional financing be needed, there is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger.

We can give no assurance that we will be successful in implementing any phase or all phases of the proposed business plan or that we will be able to continue as a going concern.

Off Balance Sheet Arrangements

The Company presently does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note Payable - Sherington Holdings (1)	$1,108,400	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Leases	$415,935	$118,802	$134,187	$162,946	$—
Purchase Obligations	$—	$—	$—	$—	$—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$—	$—	$—	$—	$—
Total	$1,524,335	$118,802	$134,187	$162,946	$—

(1)	Includes interest at an imputed interest rate of 10% for the convertible note payable to Sherington Holdings, LLC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4T.	CONTROLS AND PROCEDURES

As of May 31, 2009, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of May 31, 2009 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 2, 2007, we filed a lawsuit in Dallas, Texas for breach of contract against Information Services Group, Inc and its owner, Ken Blow. On January 29, 2009, the parties entered into a Settlement Agreement (the “Agreement”) pursuant to which the parties agreed to the following:

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

Due to concerns related to the collectability of these funds, no amount was recorded as a receivable at the time of the Agreement. As the date for the first payment passed, the Company extended the cure period twice at the request of Mr. Blow, however, as no funds had been received as of July 7, 2009, Mr. Blow was in default of the Agreement and the Company is free to enforce its rights under the Agreement, including, without limitation, recordation of the Consent Final Judgment and collection efforts on the Judgment.

As of May 31, 2009, we know of no other material, existing or pending legal proceedings against our company.

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

On January 12, 2009, the Company granted 90,000 non-qualified stock options at an exercise price of $0.40 per share to a new employee. The securities were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

On June 29, 2009, John Hancock, President, was granted 2,000,000 common stock options at an exercise price of $0.26 per share. The securities were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

On June 29, 2009, John Watson, Executive Vice President, was granted 1,500,000 common stock options at an exercise price of $0.26 per share. The securities were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

July 2009 Financing with Sherington

On July 1, 2009, to obtain funding for the development of the business, the Company entered into a securities purchase agreement (the “Sherington June 2009 Purchase Agreement”) with Sherington Holdings, LLC (“Sherington”) pursuant to which Sherington purchased 2,857,143 shares of Common Stock (the “Sherington Purchased Shares”) at a purchase price of $0.175 per share and (ii) a warrant, to purchase 2,857,143 shares of Common Stock (the “Sherington New Warrant”) for aggregate gross proceeds of $500,000.

The Sherington New Warrant is exercisable for a period of two years from the date of issuance (the “Exercise Period”) at an initial exercise price of $0.20 per share. Notwithstanding the Exercise Period, if at any time the average closing price for shares of the Company’s Common Stock on the Over-the-Counter Bulletin Board exceeds $1.00 for a period of ten (10) consecutive trading days or more, the Company shall have the right, upon written notice to Sherington, to reduce the exercise period of the Sherington New Warrant to a period of thirty (30) days beginning on the date of the written notice. The exercise price of the Sherington New Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Contemporaneously with the execution and delivery of the Sherington June 2009 Purchase Agreement, the Company and Sherington entered into that certain Amendment No. 1 to the Registration Rights Agreement (the “Amended Registration Rights Amendment”), which amended that certain Registration Rights Agreement dated as of January 6, 2009, by and between the Company and Sherington (the “Original Registration Rights Agreement”). Pursuant to the Amended Registration Rights Agreement, the Company expanded the definition of Shares (as defined in the Amended Registration Rights Agreement) to include, among other things, the Sherington Purchased Shares and the shares issuable upon exercise of the Sherington New Warrant.

Furthermore, contemporaneously with the execution and delivery of the Sherington June 2009 Purchase Agreement the Company and Sherington and certain other holders of shares of the Company’s Common Stock entered into that certain Amendment No. 1 to the Voting Agreement (the “Amended Voting Agreement”), which amended that certain Voting Agreement dated as of December 1, 2008, by and among the Company, Sherington, and certain holders of shares of the Company’s Common Stock as identified therein (the “Original Voting Agreement”). Pursuant to the Amended Voting Agreement, the parties extended the term of the Voting Agreement to December 31, 2010.

The securities were offered and sold to Sherington in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

July 2009 Financing with Accredited Investors

On July 1, 2009, to obtain funding for the development of the business, the Company entered into a securities purchase agreement (the “June 2009 Purchase Agreement”) with accredited investors (the “July 2009 Investors”) pursuant to which the July 2009 Investors purchased, in the aggregate, 2,857,143 shares (the “Purchased Shares”) of the Company’s Common Stock at a purchase price of $0.175 per share and (ii) a warrant, to purchase, in the aggregate, 2,857,143 shares of Common Stock (the “July 2009 Warrant”) for aggregate gross proceeds of $500,000. The July 2009 Investors include the following parties: John Hancock, the Company’s Chief Executive Officer, purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock. Joseph F. McGuire, the Company’s Chief Financial Officer, purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock. Joseph Tumbarello, the Company’s Chief Operating Officer purchased 262,857 shares of Common Stock and received a July Warrant to purchase 262,857 shares of Common Stock. John Watson, the Company’s Executive Vice President through JHW Investments LLC, a company beneficially owned by Mr. Watson purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock. Victoria Vaksman, the Company’s Executive Vice President and Director, purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock and Pierre Besuchet, a director of the Company, purchased 600,000 shares of Common Stock and received a July 2009 Warrant to purchase 600,000 shares of Common Stock.

The July 2009 Warrant is exercisable for a period of two years from the date of issuance (the “Exercise Period”) at an initial exercise price of $0.20 per share. Notwithstanding the Exercise Period, if at any time the average closing price for shares of the Company’s Common Stock on the Over-the-Counter Bulletin Board exceeds $1.00 for a period of ten (10) consecutive trading days or more, the Company shall have the right, upon written notice to the holder, to reduce the exercise period of the July 2009 Warrant to a period of thirty (30) days beginning on the date of the written notice. The exercise price of the July 2009 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The securities were offered and sold to the July 2009 Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The July 2009 Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
4.1	Second Amended and Restated Secured Convertible Promissory Note issued to Sherington Holdings, LLC dated July 1, 2009 (1)

4.2	Amended and Restated Warrant to Purchase Common Stock issued to Sherington Holdings, LLC dated July 1, 2009 (1)

4.3	Warrant, issued in the name of Sherington Holdings, LLC, dated July 1, 2009 (1)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.1	First Amendment to the Amended and Restated Note Purchase Agreement, dated July 1, 2009, by and between the Company and Sherington Holdings, LLC (1)

99.2	First Amendment to the Registration Rights Agreement, dated July 1, 2009, by and between the Company and Sherington Holdings, LLC (1)

99.3	First Amendment to the Voting Agreement, dated July 1, 2009, by and between the Company, Sherington Holdings, LLC and the holders of Common Stock signatory thereto (1)

99.4	Security Agreement, dated July 1, 2009, by and between the Company and Sherington Holdings, LLC (1)

99.5	Securities Purchase Agreement, dated July 1, 2009, by and between the Company and Sherington Holdings, LLC (1)

99.6	Securities Purchase Agreement, dated July 1, 2009, by and between the Company and the July 2009 Investors signatory thereto (1)

99.7	Settlement/Membership Interest Purchase Agreement, dated May 14, 2009, by and between FNDS3000 Corp, Victor Gerber, Atlas Merchant Services, Inc. and Atlas Merchant Services LLC (2)

(1)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on July 8, 2009.
(2)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on May 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ John Hancock
Name:	John Hancock
Title:	Chief Executive Officer

Date:	July 14, 2009

By:	/s/ Joseph F. McGuire
Name:	Joseph F. McGuire
Title:	Chief Financial Officer

Date:	July 14, 2009