Form 10-K
period 2009-08-31
FNDS3000 Corp
filed 2009-11-27
CIK 1369748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number: 333-138512

FNDS3000 CORP

(Exact name of registrant as specified in its charter)

DELAWARE	51-0571588
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4651 Salisbury Road, Suite 485 Jacksonville, Florida 32256

(Address of principal executive offices)

904-273-2702

(Registrant’s telephone number)

Copy of communications to:

Stephen M. Fleming, Esq.

Law Offices of Stephen M. Fleming PLLC

49 Front Street, Suite 206

Rockville Centre, New York 11570

Phone: (516) 833-5034

Fax: (516) 977-1209

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [x] No

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 28, 2009 was $4,199,861. (16,153,313 shares at $0.26)

As of November 25, 2009, the registrant had 44,171,119 shares issued and outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

FNDS3000 CORP and SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2009

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. Estimates of future financial results are inherently unreliable.

From time to time, representatives of FNDS3000 Corp (the “Company,” “FNDS3000 Corp,” “we,” “our,” or “us”) may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company’s future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company’s control. As a result, there can be no assurance that the Company’s performance will be consistent with any of management’s forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company’s business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company’s prospective results of operations.

In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company’s projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company’s own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company’s business, market conditions or the general economic climate may have varying effects on the results obtained using differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advice analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

PART I

ITEM 1.	BUSINESS

DESCRIPTION OF BUSINESS

Corporate History

FNDS3000 Corp was incorporated on January 24, 2006 in the State of Delaware and is headquartered in Jacksonville, Florida.

On March 28, 2008, the Company, in accordance with a written consent of the board of directors as well as the consent of stockholders holding a majority of the outstanding shares of common stock, amended the Company’s Articles of Incorporation to change the Company’s name to FNDS3000 Corp from FundsTech Corp. Our fiscal year end is August 31.

Summary of Business

The Company exists to invest in and later harvest rewards from the field of transaction processing in the financial sector. After extensive investigation, the Company has made a strategic decision to focus on managing and processing of prepaid card programs. We decided to develop a business model, which will allow us to benefit from the fast growing branded card market in Africa, Middle East and Europe. The Company’s initial concentration is on the South African market, where we have located our operations which will then service other EMEA (Europe, Middle East and Africa) markets.

The Company is a Program Manager and a Third-party Processor, putting together and processing customized card programs for corporate clients. South Africa has an extremely diverse business environment that, in terms of payment capabilities cannot be satisfied by conventional bank offerings with their relatively generic card programs. With a licensed software platform, customized for the South African business environment, supported by an in-house IT team, sponsored by a South African Bank, certified by the local switch as well as by an international card association, we believe we have the flexibility that banks and many other third party processors cannot encompass. A second key component of the Company’s business model is a source of distributors who negotiate independently with customers. We believe the flexibility of our platform empowers distributors to customize programs to meet specific needs of their customers. We believe this is what, in essence, constitutes the key competitive edge of FNDS3000 Corp.

The opportunity in prepaid cards is commonly explored in the press. In the developed world many, if not most, adults have access to bank accounts and credit cards, a structure supported by a complex web of records that identify and categorize credit-worthy individuals. But in the developing world and, for many in the developed world, these structures are not appropriate. They have comparable needs (to pay rent, mortgages, utilities, food and other essentials), but often have available only cash and their payroll checks, both of which carry high costs and/or security concerns. Similarly, those companies with a need to transact with these individuals incur high administrative costs and security concerns. It is the Company’s position that prepaid cards benefit both.

The difference between prepaid cards and debit cards linked to bank accounts is that instead of a checking or savings account at a bank set up for and in the name of the cardholder, the prepaid card is linked to a sub-account in a larger pooled account held in the name of a bank or a trust. The card therefore operates as a portable asset, analogous to cash but with greater security and flexibility (“functionality”). A key advantage is a reduction in administrative complexity in that the collection of information on the cardholder is less challenging than that typically required by a bank.

Both bank account based debit cards and prepaid cards differ from credit cards in that they are a cash-on-cash transaction, meaning that in either case the customer must have money in their account to be accessed by the card.

The cards are supported by a company such as ours, which keeps the card record, provides access to the value through certain sources (see below) and charges for these services, generally by a small fee for each transaction. Such a company may be a bank, but because the typical bank’s systems and operating methods do not lend themselves to such an activity, they frequently work with an independent company, such as FNDS3000 Corp, termed a “third-party processor.” Thus, in principle, prepaid cards are beneficial to three parties: the entity required to pay the recipient, the recipient and the entity providing the support services to affect the transaction.

To the cardholders in particular, a branded prepaid card delivers several advantages:

•	It is easy to get. No credit check or bank account required.

•	It is more convenient than cash for making purchases.

•	It is safer than cash in that if a card is lost or stolen, the money is still in the bank

•	It enables the cardholder to shop online.

•	It is accepted worldwide.

The cards are formally issued by a bank. Cash loaded to cards is actually credited into a small number of bank accounts, and the third-party processor maintains the multiple individual card records, and creates the access whereby the cardholder can use the money. A major differentiator between cards is the number of ways that the cardholder can access or use the cash.

The prepaid card opportunity has been widely recognized and many companies are entering this field. The key to any competitive edge is the extent of specific support, capability, and usage that a card offers, together with the competitiveness of the transaction charges. At one extreme, a card can be loaded with value to be used at only specific locations or for specific purposes (typically a gift card or “closed-loop card”). At the other extreme, the card provides most, and indeed almost all, of the capabilities of a combined bank account and debit card. It is this latter full-capability offering that FNDS3000 Corp has developed. Such capability requires an appropriate support structure, and this has been the primary strategic priority of FNDS3000 Corp.

South African Operations

The Company, from the outset, took the view that the home base for Africa and the Middle East should be Africa. South Africa was selected because it combines availability of skilled staff with a good market potential. Also, the introduction of our prepaid card solution complements the South African Government’s drive toward the economic advancement of previously disadvantaged communities. We believe there is an opportunity in South Africa for both prepaid cards and private label closed-loop cards.

Setting up operations in Johannesburg, South Africa proved to be a lengthy process. In order to establish operations, we had to first identify and acquire a processing platform (the “GCC License”) from World Processing, Ltd. The Company then added a sponsoring bank to issue co-branded cards in South Africa and distributors to bring in the customers. Three distributors were initially contracted to bring in customers and help manage the initial project implementation and ongoing customer service. Once a good base of operations was formed, the Company then completed certification with MasterCard. FNDS3000 Corp became the first non-South African third-party processor certified to issue prepaid cards in South Africa. Once processing platform was installed and tested in the state-of-the-art data processing center of Vodacom and integration with banking facilities was completed, the Company was ready to commence the issuing of cards.

Card Functionality and Applications

Even where an individual has a bank account, the prepaid card can often still have applicability. A prime example is where an employer wishes to simplify payroll administration by eliminating the complexities of direct payment to multiple individual bank accounts for some employees and cash or check for others in favor of a standard process of supply and load of a prepaid card. The employee/cardholder who has a bank account then has the ability to transfer funds from their card to their bank account.

The attractiveness of any prepaid card to the cardholder and the provider of funds depends in large part on its functionality. We believe the Company’s platform in South Africa offers strong functionality with tested capability as follows:

•	Web-based card information

•	Personal Identification Number (“PIN”) security.

•	Technological capability to support comprehensive customer service to cardholders.

•	Ability to load value from multiple sources (subject to anti money laundering and similar regulations) via bank, retail and web-based processes.

•	Access to cash through automated teller machines (ATM’s) globally.

•	Card balance and similar enquiry and messaging through ATM machines.

•	Purchase of goods and services through any MasterCard accredited retailer.

•	Electronic Funds Transfer: the ability to make payments from the stored value money to beneficiaries such as mortgage or other loan providers, utility companies, etc.

•	International and travel capability through ATM and MasterCard capabilities.

•	Second card and card-to-card transfers whereby a cardholder can have a card for (e.g.) a family member who may live in a separate or remote location, and can receive value from the primary card.

•	Detailed account records. A key differentiator of the FNDS3000 offering, this keeps a record of the card transactions, allowing provision of statements and similar reports to the cardholder.

•	Ability to limit particular cards to approved usages, such as food stores but not liquor stores.

•

Limited, but developing, access via mobile phones. In developing countries, many people who do not have bank accounts, telephone landlines or even stable residential addresses have cell phones that they use extensively and flexibly. When a cell phone is usable for control of receipt and payment of moneys, it is a powerful replacement for cash in environments where there may not be banks, ATM’s or credit card retailers, termed “mobile banking.” The FNDS3000 software platform already provides cardholders with cell-phone validation and PIN setting, message notification of transactions and similar capability. The Company is currently active in developing further into full mobile banking.

The processing platform has a broad range of applications, though each can be used only to the extent that governmental and banking regulations allow.

Customers

The Company’s primary customers are companies that have need to make payments to individuals. These may be:

•	Employers paying salaries or wages.

•	Companies paying commissions to agents or sales people.

•	Companies providing temporary or casual labor who have a volatile workforce.

•	Micro-lenders who provide low-value loans for repayment from future lenders.

•

Debt management companies that undertake control of the finances of an individual and use the card to store the residual value usable by the individual after all contracted liabilities have been settled.

•	Companies or organizations extending funds for international travel.

•	Consumer reward cards that offer cash back on retail purchases.

•	Gift cards

•	Rebate cards

Advantages of the card to the customer vary by their situation, but in general include the following:

•	Avoidance of the security problems of cash payment.

•	Reduction / elimination of the expense of cash management.

•	Avoidance of the administrative complexities of check payment.

•	A card can be delivered to and held by an individual while avoiding the complexities of record keeping, for example maintaining addresses for what may be a transient population.

•	Cash can be delivered to the individual by loading the card, usually as part of a bulk upload for a group of individuals, without complexity or any contact with the cardholder him/herself.

•	Standardization. Payment by card can be used for all within a group (e.g. employees), thus avoiding the complexities of paying some by check, some by credit to a bank account, some by cash.

•	Instant movement of funds – a card may be loaded by their company or funds transferred card-to-card and the funds are available instantly.

Card Types and Offerings

FNDS3000 Corp offers several categories of cards, all operated and supported by the same software platform.

•	Certain distributors use their own co-branding in their offering to their customers, again with full functionality.

•	Own co-branded cards. Corporate clients can apply their own nomenclature and co-branding to the cards that they issue to individuals

•

“Closed Loop” cards have limited functionality, without ATM and/or MasterCard capability. Not directly linked to any bank, they are used by organizations that wish to allow cash to be loaded by or on behalf of the individual cardholder, allowing the cardholder to use the card at locations having dedicated and specially programmed (“switched”) retail terminals. These cards are more restricted in operation but offer the advantages of lower cost and avoidance of the complexities of bank regulations while ensuring that cash loaded is applied to the target purchases.

Business Relationships

The business of FNDS3000 Corp requires building and nurturing strong relationships with other business entities.

•

Distributors. FNDS3000 Corp has contracted relationships with seven distributors in South Africa, each of whom has business relationships in different sectors of the South African economy. The relationship between FNDS3000 Corp and the distributor can be typified as a modified wholesale sales model. The distributors find and introduce customers and provide customer service support. The distributor determines the type of card program they want to sell to end users or sub distributors. FNDS3000 Corp processes the transaction from the use of the card, collects the associated fees and pays the associated direct costs, maintains records of revenue and profit margin earned on each card issued, and the resultant gross margin is then divided on a negotiated basis between the distributor and us. The distributor negotiates the contracts with their customers, subject to minimum margin requirements agreed between FNDS3000 and the distributor. FNDS3000 Corp also maintains the right, where appropriate, to contract directly with customers.

•

Corporate Clients. These entities contract for the cards to meet the client’s individual needs for transmission of cash to the individuals to whom cards are issued. In partnership with the Distributors, The Company establishes a relationship with each corporate client, offering a service of support in planning, implementation, distribution of cards to cardholders and ongoing administration.

•

Cardholders. Cardholders are usually individuals, and FNDS3000 Corp has no direct contractual relationship with any cardholder. The primary cardholder relationship is with the corporate client that provides the card to them and that supplies (“loads”) it with cash. The cardholder is also supported by a customer service center the number of which is on the card. This customer service is termed “first line.” Resolution of certain higher-level cardholder questions and transactions requiring a higher security capability are passed back by telephone connection to a “second line” customer service support that is operated and manned within the secure offices of FNDS3000 Corp.

•

Banks. The cards are issued in the name of sponsor banks. A Sponsor Bank approves every corporate client that FNDS3000 Corp supports. This approval is based on the bank’s view of the nature of business, commercial viability and management capability of the corporate customer, and reflects the responsibilities of the bank to ensure compliance with South African governmental and banking regulations including anti-money laundering regulations.

•

Card Associations. Though ours are exclusively prepaid cards, those that carry the brand and hologram logo of an association can be used wherever in the world that association’s card is accepted. Each card association has its own technological protocols, security controls and provisions to protect its reputation and marketing integrity, and requires an exacting certification process before any third-party processor can use its brand and logo. FNDS3000 has been certified by MasterCard to issue cards in South Africa. This certification allows FNDS3000 Corp to issue MasterCard branded cards which ensures accessibility through any location where the MasterCard brand mark is accepted.

•

Information Technology and Associated Services. Multiple companies provide specialized and highly technical services central to our success. Each of the following describes strong active relationships that commenced before 2009.

•

Software Platform Company. FNDS3000 Corp acquired from World Processing Ltd. for a consideration of $1,500,000, the non-exclusive rights, worldwide, to develop and use the software platform that World Processing Ltd. uses in the USA. FNDS3000 Corp has extensively customized the platform for its specific use, and has an ongoing commercial relationship with World Processing Ltd. for maintenance services, customized services and the payment of royalties to World Processing Ltd.

•

Data Hosting Companies. FNDS3000 Corp has a contracted relationship with Vodacom, which offers comprehensive data hosting services. The Vodacom site is protected against intrusion, fire, flood, storm, power failure and similar threats. The computer hardware on which the FNDS3000 Corp software and systems reside is within a data center owned by Vodacom that also accesses fiber-optic networks throughout South Africa, Africa and the Middle East. The Vodacom service is state-of-the-art in support, dependability and security.

•	Card Manufacturing Companies. Only companies licensed by the relevant card association can manufacture the cards (the “plastic”). FNDS3000 Corp works mainly with Xantium, a South African company.

•	IT Consultancy Companies. FNDS3000 Corp has established relationships with a company in the Ukraine that provides expert technical capability in customization of software and communications.

•	Fraud Software. FNDS3000 Corp has acquired powerful fraud prevention software from MasterCard. This system is supported by MasterCard itself.

•	Intrusion Testing. FNDS3000 Corp engages a company to test its systems against intrusion.

•

Accounting and Reporting. Key Partners, a professional accounting company, carries out all financial control and accounting activities for South Africa, including revenue recording, check and other payments, VAT compliance and returns, cash flow control, payroll and associated activities such as benefits negotiation accounting and reporting.

Competitive Environment

Our direct competition is from banks and other third-party processors who offer prepaid cards.

•

Many banks offer their own generic prepaid card, a co-brand carrying the name of the bank. Some may offer separate programs to larger customers, but this is untypical. In this sense, the banks have a competitive edge on FNDS3000 Corp from an existing relationship. But FNDS3000 Corp competes with banks on its flexibility to meet the varied requirements of specific customers, and experience to date has given management reason to believe that the Company is able to compete successfully. In fact, the limitations imposed on banks by their own large and inflexible systems and structures often lead them to form relationships with external third party processors , and one of the competitive thrusts of the Company is to establish itself the preferred partner for reputable banks.

•

Other third-party processors have different business models and vary widely in the way to market model, business sectors targeted, card association certification (or not), functionality, fee structure and cost and support services. As we strive to compete, our focus will be on:

•	Broader market penetration via an intensive channel program covering multiple market segments and multiple geographies.

•	Flexibility of our processing platform allowing us to tailor programs to the specific needs of our customers.

•	Richness of functionality. The Company is not today aware of any other third party processor in the South African market that is able to offer the full set of functionality supported by our system.

•

Local footprint. Where many US and European companies have sought to develop opportunities overseas by extension of their home base, often with only a sales and customer service activity, our Company combines the capabilities of tested US software with a local, South African, corporate presence

In a broader sense, any card can be seen as competing against the other vehicles for the receipt and payment of money. These include:

•

Bank accounts offer comprehensive cash receipt and payment capabilities plus extensive and accessible record keeping and debit cards. However, they may not offer MasterCard or Visa card affiliation, with its concomitant advantages of booking services. Bank accounts are also typically more laborious in administration and can be expensive for the individual. Their dependence on access to a bank branch network and specific ATM machines limit their convenience in a rural or semi-rural environment.

•

Cash is still a convenient and attractive payment medium for many. However, it is the increasing security concerns and inconveniences of cash that provides one of the principal competitive opportunities for FNDS3000 Corp.

•

Checks are a viable payment option for many companies but not their employees. Checks are inconvenient and expensive to cash. After being cashed, the security concerns and inconveniences become the same as cash.

The Company’s experience to date has been that to customers the appeal of the offering is its many advantages over non-card methods of transmission of funds.

FNDS3000 Corp Structure and Organization

The corporate activities are in the Jacksonville, Florida office, but all activities that directly support the South African business are in Bryanston, Johannesburg. The Company’s offices cover the following

•

Service and Support. A general manager, operations manager and support staff maintain close contact with distributors and corporate clients assisting, for example, in design of program, obtaining bank approval, any required technological customization, design of co-Brand cards, design of marketing materials, procuring manufacture of cards, safe delivery of cards, training staff and implementation including delivery to cardholders.

•

Information Technology. A group of experienced IT professionals maintains hardware, software and communications and also writes and implements modifications, enhancements and customizations. They also instruct and control the various IT service companies that FNDS3000 Corp engage, and maintain a close working relationship with World Processing Ltd., the company from which the underlying software platform is leased.

•

Fraud Prevention. Fraud prevention is a critically important function. Senior operations management is highly experienced in card processes, particularly in fraud prevention. The company’s offices are constructed to high standards of security and prevention of unauthorized access. Cards are physically tightly controlled during the distribution process, and protected by PIN. Fraud software is integrated with the transaction processing system and is configured to identify suspicious activities or patterns. Experienced professionals maintain real-time monitoring of transactions using the fraud software.

•

Financial Control. All operational financial control and reporting reside in South Africa. Professional finance staff executes the daily processes to ensure correct financial settlement with the Bank and MasterCard. This includes investigation of and resolution of anomalies, reconciliation of foreign exchange issues, and validation that fees received for transaction services and fees paid for such services are correct.

Working with Key Partners, the external accounting company, they perform all necessary accounting and reporting functions.

Sources of Revenue and Cost of Goods

The main source of revenue for FNDS3000 Corp is charges for the issuance, maintenance and use of the individual cards. Similarly, the principal source of costs of goods is charges from a Sponsor Bank, card associations and local switch {Bankserv} for use of their networks. The revenue structure for each card contract is negotiated between the distributor and the corporate client, subject to firm guidelines agreed between the distributor and FNDS3000 Corp. The main activities which give rise to both charges by FNDS3000 Corp on the cardholder and charges by others on FNDS3000 Corp are:

•	Issuance of the card.

•	Monthly maintenance of the card.

•	Loading cash.

•	Use of ATMs (domestic and international).

•

Use at retail Point of Sale (“POS”) locations (domestic and international). These usages create the only transactional revenue that comes from an entity other than the cardholder. Whenever the card is used at a MasterCard location, FNDS3000 receives “interchange.” which is a portion of the discount charged by the merchant bank to the merchant.

•	Card-to-Card Transfers.

•	Payments by the cardholder to third parties (Electronic Funds Transfers).

•	Interactivity between the cardholder and the FNDS3000 Corp platform for such uses as inquiry of balance.

•	Charges for use of the card at fee are charged to each cardholder, and FNDS3000 Corp is charged a lower remits.

•	The Company is required to pay a royalty to the owner of the software platform, World Processing Ltd.

The charges are individually small and instantaneous. Fees are debited to the cardholder and costs remitted to the financial institution now of the transaction. There are thus no receivables, payables or material inventories.

In addition to the above transaction-based charges, there are several non-transaction items:

•	MasterCard levies monthly, quarterly and annual fees. These fees are nominally dependent on the volumes of transactions.

•	FNDS3000 Corp receives from a Sponsor Bank a commission which is calculated based on the interest income the Bank enjoys.

Technology and Card Manufacture

We use or will use financial transaction networks within each country to acquire and switch the transactions from the point of origin (such as an ATM or POS device) to the FNDS3000 processing platform for approval, and then back to the point of origin for completion of the transaction. We co-brand these cards with MasterCard and they can be used at virtually any ATM or POS device carrying the MasterCard brand marks.

Our cards are manufactured and printed at a facility authorized by the card association under which the card is issued. We have a direct relationship with the card manufactures for fulfillment of card orders. The printing of our cards occurs after the card program has received approval from the credit card association and the issuing bank. Once a card has been approved and manufactured, it is ready for use by our customers or the cardholders of our customers.

Transactions using our prepaid cards are cash-on-cash. Most transactions involving a prepaid card require possession of the card and the entering of the correct PIN. Most fraud in this area occurs in situations where the PIN and card have been stolen or otherwise compromised and in some cases via processor error. In the event of a processor error, risk and loss is the responsibility of the processor. In the case of hologram cards, such as MasterCard branded cards, the risk of fraud is primarily the responsibility of the Company. In the case of cards issued through a FNDS3000 branded partner program, the sales channel partner shares fraud risk with us. The largest component of risk generally arises from cards issued to cardholders who have the intent to defraud.

Progress during the Fiscal Year

At the commencement of the fiscal year, FNDS3000 had two divisions: (1) the business located in the United States operated through Atlas Merchant Services (“Atlas”), and (2) the developing EMEA (Europe, Middle East and Africa) division with its operational hub business in Johannesburg.

Atlas, acquired in July 2008, operated consistently but demonstrated neither the profitability nor the growth anticipated at the time of its acquisition. It also became clear that the synergies expected between the two divisions would emerge at an unacceptable rate, if at all. In early 2009, management carried out strategic analyses and reviews, concluding that the two entities would fare better under separate ownership. In May 2009, Atlas was sold back to its original ownership.

The EMEA division, at the beginning of the fiscal year, had then installed and was customizing its software platform, had obtained certification from MasterCard, had contracted with a sponsor bank and was commencing small-scale testing of card and system functionality. Management had anticipated that to fund further development, the Company would be required to raise financing early in the new fiscal year, but this coincided with the most difficult economic climate in recent history, a “credit crunch” whereby even long established and proven profitable companies could not acquire financing. Improvement in South Africa continued, but development of operations was inhibited by financial considerations from progressing at the rate that would be desired, and it became clear that unless financing was secured in the short term, the Company would fail. In December 2008, the Company secured a financing in the amount of $3million as more fully discussed in the Management Discussion and Analysis. The financing included a covenant that the Company would have issued 150,000 cards by July 31, 2009.

In early 2009, professional offices were rented in Johannesburg, new staff positions were created and filled with individuals having strong experience relevant to the position they were entering. Distributors, supported by FNDS3000 Corp, further developed the base of corporate clients. While testing continued, the Company further enhanced and localized the software platform, as well as improved and strengthened, operations.

The following important functionality was added:

•	“On-line banking.” including electronic payments facility

•	Mobile banking, including secure card activation, balance enquiries and mini statements.

•	Information Technology process enhancements that:

•	minimized system downtime,

•	improved billing functionality,

•	established fraud database files,

•	established a flexible testing platform,

•	installed system redundancies,

•	developed a suite of business reports used by the Company, bank and government

•	improved card management automation

•	wrote and improved IVR system for a better cardholder experience …

•	Development and writing of formal procedures covering operation of the current system and control of development work covering the writing, testing and implementation of changes and enhancements.

•

Tight control of the financial aspects of transactions. Receipts and payments that aggregate from the large number of transactions are reconciled (“settled”) daily to the Rand, with such settlements reported back to the Sponsor Bank. This reconciliation has been done as from the first transaction on the first card. The Company’s financial group also met extensive requirements for reporting to a Sponsor Bank and other parties on such things as detailed listings of balances.

•

Fraud Control. It is accepted that for any business involving financial transaction cards, there will be a level of fraud. Controlling this to minimal and acceptable levels is a principal priority. The Company has acquired and installed sophisticated anti-fraud software and employed personnel experienced in this complex area to monitor the transaction flow in real time.

•	An audit of our platform and operational procedures was performed by our sponsor bank.

The above progress, while satisfactory, had been slower than earlier anticipated. By June 2009, it was clear that the Company would not meet the loan covenant of 150,000 cards to be issued by July 31, 2009, and, as a result, the Company sought a waiver from Sherington Holdings, LLC. Associated with this, the Company obtained additional financing of $1 million, being $500,000 from Sherington Holdings, LLC and $500,000 from management and other investors. As part of this financing, the card issuance covenant was reset to 100,000 by September 30, 2009.

By the end of the fiscal year, the Company had distributed approximately 36,000 cards.

The implementation of card issuance continued to progress well, but always at a slower rate than anticipated. By the end of the fiscal year, it was becoming clear that the covenant to have issued 100,000 cards by September 30, 2009 would not be met, and furthermore that further financing would be required. The Company began negotiations with Sherington Holdings, LLC for a second waiver and further financing. The result of these negotiations is reported as a subsequent event.

Employees

Our Company is currently operated by John Hancock as our Chief Executive Officer, Joseph McGuire as our Chief Financial Officer and Treasurer, John Watson as Executive Vice President, Victoria Vaksman as our Executive Vice President of Europe, Middle East and Africa, and Joe Tumbarello as our Chief Operating Officer. The Company has approximately 20 full time employees. We intend to periodically hire independent contractors to execute our marketing, sales and business development functions. Our Company will hire employees when circumstances warrant. As we extend processing operations in South Africa, we intend to hire more employees who will reside in South Africa and include operational, administrative, customer service and IT personnel. As we move into other regions, we may establish a nominal local presence while maintaining our center of excellence in South Africa.

Future Developments

Although we cannot guarantee the below developments, our strategic plan is focused on the development of the following:

•	Continuing distribution of cards within South Africa by broadening the base of customers and distributors.

•	Addition of other card association accreditations and capabilities.

•	Contractual arrangements with other sponsoring banks.

•	Further enhancement of card functionality.

•	Further enhancement of mobile banking functionality.

•

Expansion into other countries in Africa, the Middle East and Europe. As a third-party processor working with highly sensitive financial information in different countries, we will have to undergo a process of local certifications in every country where we want to operate.

ITEM 1A.	RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

We have had minimal revenues from operations and, if we are not able to obtain further financing, we may be forced to scale back or cease operations or our business operations may fail.

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. During our fiscal year ended August 31, 2009, we generated $88,981 in revenue from continuing operations, and had cash of $403,990 and a working capital deficit of $1,002,116 at the end of the fiscal year. During our fiscal year ended August 31, 2008, we generated $25,931 in revenue, and had cash of $317,077 and a working capital deficit of $797,637. We may never generate positive cash flow from operations, including during the year that is to end August 31, 2010. We estimate that we will require approximately $2,000,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

We have only commenced our business operations in January 2006 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. Our operating activities since our incorporation on January 24, 2006 have consisted primarily of raising operating capital and marketing our products and services to prospective customers. Our prospects are subject to the risks and expenses encountered by start-up companies, such as uncertainties regarding our level of future revenues and our inability to budget expenses and manage growth and our inability to access sources of financing when required and at rates favorable to us. In addition, our Company is faced with other risks more specific to our market industry which may affect our ability to, among other things:

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

Based upon current estimates, we estimate our average monthly operating expenses in the future to be approximately $200,000 to $250,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We can offer no assurance that we will be able to generate enough interest in our products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the years ended August 31, 2009 and August 31, 2008.

We will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to scale back or cease operations or discontinue our business.

We can provide no assurance to investors that we will be able to find such financing when such funding is required. Obtaining additional financing will be subject to a number of factors, including investor acceptance of our product selection and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which may result in the loss of some or all of your investment in our common stock. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•

we incur delays and additional expenses from any source, including but not limited to technology failures, actions or inactions of distributors, corporate clients or cardholders, actions or inactions of other business partners such as banks, card associations or data hosts, or legal or regulatory change or action;

•	we are unable to create a substantial market for our products; or

•	we incur significant unanticipated expenses.

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

In order for our Company to generate sales, we have established relationships with various parties including card associations that sponsor our card products, a bank that approves the issuance of the debit cards, and distributors, data hosts and corporate clients. To date, we have entered into a supplier agreement with Global Cash Card, Inc. (“GCC”), a wholly owned subsidiary of World Processing, Inc., to install their processing platform worldwide excluding the U.S. We have entered into seven distribution agreements as of August 31, 2009. If any material adverse event were to affect our relationship with any entity, including a significant decline in their financial condition or a material rise in the cost of their services, such an event could adversely affect our results of operations. Additionally, if our existing relationship with any entity deteriorates or terminates in the future, and we are not successful in establishing a relationship with an alternate entity at prices currently charged by such entities, our results of operations could be adversely affected. If any of the above relationships are terminated, our operations may be negatively impacted and we may be forced to cease operations.

If we were to lose the licenses and connectivity rights on which our third-party processor status depends, the loss would substantially interfere with our ability to transact business.

We obtain our access to the network of financial institutions and linked ATMs and point of sale systems through an arrangement among banks, as well as third-party providers. In South Africa, we obtain our access to the network of financial institutions through our status as a third-party provider. We rely on our bank agreement for access to ATMs and on MasterCard for POS transactions. Our agreements with these providers give us operational access to through Bankserv in South Africa. If we lose our third-party provider licenses, we would be forced to negotiate access to each of the individual networks as well as to license processing software. Any down time associated with the loss of access to the networks could render our systems and cards, as issued, useless. Even if we were then able to negotiate third-party processor agreements with the individual networks, we might not be able to do so in time to preserve our business name and customer relationships. Thus, the loss of third-party processor relationships could put us out of business. Additionally, customers readily accept the MasterCard brand on debit cards. If we were to lose our ability to cause the issuance of cards under the MasterCard or other brands, we would lose substantial market acceptance for our products.

We currently rely upon our affiliated banks and partners to obtain and comply with all licenses and permits to conduct our business, and if we were required to obtain such licenses and permits independently, our Company would most likely be unable to conduct business in that state due to the high costs associated therewith.

We rely upon the licenses of our affiliated with MasterCard or to comply with all laws and regulations in South Africa

We are exposed to card fraud that could render our operations uneconomic.

Like all cards, whether prepaid, debit or credit, our cards are vulnerable to fraud by a number of means. Our cards are protected by a personal identification number (“PIN”) system which is inherently more resistant to malfeasance than is a signature-based card. Examples are that cardholders may claim that their card and PIN have been stolen or fraudsters can “skim” cards to create duplicates and can observe or otherwise obtain access to the PIN, We are aware that criminals are already attempting to gain fraudulent access to our cardholders’ funds. Unless there is evidence that the cause of a fraud is malfeasance or negligence by another party, such as the bank, corporate customer or cardholder, a fraud loss is the responsibility of FNDS3000 Corp. Our exposure is, for any card, relatively limited in that prepaid cards give access to a limited cash value on any individual card, whereas debit or credit cards can often create access to high cash values. Nevertheless, there is a significant exposure. The Company has installed sophisticated MasterCard fraud monitoring software and employs seasoned fraud prevention specialists to monitor transactions in real time, and has experienced to date only one incident. Nevertheless, fraud loss is a fact of our business, and if we are unable to keep it within controllable levels, it could make our operations uneconomic and cause the company to fail.

Inability to provide adequate or economic customer service could render our operations unviable.

The Company and its distributors are required to provide telephonic access to customer service operation that they have access to the software system and cardholder data. Such processes are subject to strict control and protocols aimed at providing the operatives with the power to assist the cardholder while controlling their capability to misuse the system. The “first line” customer service is the responsibility of the distributors who at present outsource to a professional company. Issues that are more complex than those that the customer service company can handle are referred back to the “second line support” provided by the staff of FNDS3000 Corp. To date there has been no reason to believe that the required support cannot be provided effectively and economically. Nevertheless, this is a critical area where growth of card volume could expose significant problems.

Our point of purchase operators may subject us to liability if they fail to follow applicable laws.

We are certified as a third-party processor in South Africa. Among other things, the agreements with our sponsor bank and MasterCard require us to comply with the Patriot Act and anti-money laundering laws or their equivalent in non-U.S. markets. If we violate, or are accused of violating the law, such actions could compromise our credibility with our customers, issuing banks and state regulators, generally making it harder for us to do business. It could also cost us a great deal of money to investigate, defend and resolve such matters and jeopardize our relationship with our sole processor. We cannot be sure that we could afford such actions and be able to continue business operations.

The industry within which we operate is subject to comprehensive government regulation and any change in such regulation may have a material adverse effect on our Company.

We can offer no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our Company to carry on our business. We expect regulation of the industry within which we operate our business to increase. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our Company. Additionally, we utilize software systems and card programs of our affiliates, which comply and operate in association with applicable banking rules and regulations. A change of those rules and regulations could require our affiliates to dramatically alter our software programs, the hardware upon which we operate and our implementation and operation of debit cards and stored value cards. Such changes could be costly or impractical and our affiliates may be unable or unwilling to modify our operations and technology to comply with dramatic changes in banking regulations.

We rely on our affiliated banks and partners to comply with the Patriot Act requirements or their equivalent in non-U.S. markets that financial institutions know their cardholders. If the Patriot Act or its equivalent in non-U.S. markets or subsequent legislation increases the level of scrutiny that we, or our affiliated banks, are required to adopt to know their customers, it may be costly or impractical for us to continue to profitably issue and load cards for our customers or even comply with new regulation schemes.

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

Any failure in the security and privacy measures of our Company, or our suppliers and business partners, may have a material adverse effect on our business, financial condition and results of operations. Our Company and our suppliers electronically transfer large sums of money and store large amounts of personal information about our customers, including names, addresses, governmental identification numbers bank account information, names and account numbers of entities to whom our cardholders make payments and merchant account numbers. If we are unable to protect this information and a security or privacy breach results, the resulting breach may:

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

The electronic commerce industry is changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, sourced or proprietary technology and systems may become obsolete. Further, if we, or our suppliers, fail to adopt or develop new technologies or to adapt products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations.

If major banks begin to target the unbanked or under-banked market, it will create substantial competition for us and our products and services.

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

The financial institutions we conduct business with require our Company to maintain reserve deposit accounts. If we are required to deposit higher reserves either as dictated by such institutions or by new rules and regulations governing institutions, it may reduce our cash flow available for operations and impede the expansion of our business.

Certain delays could cause loss of business opportunities and inhibit our growth.

Delays in the development of our business plan could cause loss of opportunities. These delays could be in areas such as:

•	deployment of technology or systems;

•	obtaining POPs;

•	POPs becoming active;

•	interfacing with technology at the POPs;

•	adoption of technology;

•	revenue due to cards being activated more slowly than anticipated;

•	revenue due to cards being used less than estimated;

•	revenue due to training at the distribution level taking longer or being less successful than expected;

•	revenue due to training at the POPs level; or

•	revenue due to delays or refusals of bank processor approvals for card programs.

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

Our systems could be overwhelmed or could fail for any number of reasons. We may not be able to conduct business, and may encounter obstacles in loading or processing transactions should the following circumstances occur:

•	a power or telecommunications failure;

•	human error; or

•	a fire, flood or other natural disaster.

Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches.

Even though we use fail-over computing technology, if we incur a slowdown or shutdown of computer services, then you may lose some or all of your investment in our common stock. In the event of a system failure by us or by a supplier to us that went undetected for a substantial period of time, we could allow transactions on blocked accounts, false authorizations, fail to deduct charges from accounts or fail to detect systematic fraud or abuse. Errors or failures of this nature could immediately adversely impact our credibility, our financial standing and us.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

We currently do not have any property and business interruption insurance to compensate us for any losses we may incur. We may incur uninsured liabilities and losses as a result of the conduct of our business. We currently maintain comprehensive liability and property insurance of $1.0 million. Our present coverage may not satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

OTHER FACTORS

Any regulation or elimination of interchange fees could have a material adverse impact on our results of operations.

We have the potential to earn interchange fees each time one of our cardholders uses our signature-based card to buy products or services at a POS device. There have been efforts by various legislative bodies and associations to reduce interchange fees. This would have an immediate, negative impact on future revenue from the use of our cards.

If our computer network and data centers were to suffer a significant interruption, our business and customer reputation could be adversely impacted and result in a loss of customers.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer network systems and data centers. Any significant interruptions could severely harm our business and reputation and result in a loss of customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent a system failure, we cannot be certain that our measures will be successful and that we will not experience system failures. Further, our present insurance coverage may not be adequate to compensate us for all losses or failures that may occur.

We may be unable to protect our intellectual property rights, which could have a negative impact on our results of operations

Despite our efforts to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property rights, or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We rely on a combination of trademark and copyright laws, trade secret protection, and confidentiality and license agreements to protect our trademarks, software and know-how. We have also applied for patent protection on some features of our products. We may find it necessary to spend significant resources to protect our trade secrets and monitor and police our intellectual property rights.

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

We are authorized to issue up to 100,000,000 common shares, of which 40,562,786 shares are issued and outstanding as of August 31, 2009. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Because our officers, directors and principal shareholders control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

As of August 31, 2009, our officers and directors, in the aggregate, beneficially own approximately 44.1% of the 44,171,119 issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. There is also a voting agreement in place between the largest individual shareholder, Sherington Holdings, LLC (“Sherington”) and certain other shareholders whereby those other shareholders are required to vote as directed by Sherington. The aggregate shareholding of the parties to the voting agreement is 6,532,308. Furthermore, Sherington and other insider shareholders are the beneficiaries of warrants and options which, if exercised in accordance with their stipulations could provide Sherington, the parties to the voting agreement and all directors and officers with beneficial holdings of 29.8%, 7.9% and 6.3% respectively. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not intend to pay any dividends on our common shares in the foreseeable future, investors seeking dividend income or liquidity should not purchase shares in this Company.

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

Sales of a substantial number of shares of our common stock into the public market with substantial holdings in the Company may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. There are presently 23,203,709 shares of stock held by non-affiliates eligible for resale under Rule 144. In addition, non-affiliates may also sell a portion of their shares subject to volume limitations. A substantial portion of our shares of common stock may be resold under Rule 144 in the public market with no restriction. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Also, we have a 2009 Stock Incentive Plan for directors and for officers, employees, consultants, and advisors which authorizes four (4) million shares for equity grants, which includes stock options, stock awards, and shared performance stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares to satisfy stock option exercises. The 2009 Incentive Stock Plan (the “Plan”) is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Available Information

Our annual reports on Form 10-K and Form 10-KSB, quarterly reports on Form 10-Q and Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our corporate website, www.fnds3000.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments.

ITEM 2.	PROPERTIES

On July 17, 2009, we entered into an 18-month lease for our corporate offices at an annual cost of $23,200 for the first year and $15,500 for the remaining six months. This office is located at 4651 Salisbury Road, Suite 485, Jacksonville, Florida, United States 32256 and the telephone number is (904) 273-2702.

On March 1, 2009, we signed a five-year lease at an approximate annual cost of $30,000 for a new South African operations center, which should provide ample support for full market implementation of our prepaid card programs in South Africa. This office is located at Abcon House, Ground Floor, Fairway Office Park, 52 Grosvenor Road, Bryanston, South Africa, 2146.

ITEM 3.	LEGAL PROCEEDINGS

On September 2, 2006, we entered into an agreement with Information Services Group, Inc. for the formation and operation of a joint venture corporation. Subsequently, on September 15, 2006, Transaction Data Management, Inc. was incorporated in Nevada. On October 17, 2006, we entered into an agreement to purchase Information Services Group’s 50% interest in Transaction Data Management, Inc. Payment obligations under this agreement were in stock and cash and tied to certain performance criteria.

On October 2, 2007, we filed a lawsuit in Dallas, Texas for breach of contract against Information Services Group, Inc and its owner, Ken Blow asking for specified damages of $438,090. On January 29, 2009, as a result of mediation, the parties entered into a Settlement Agreement wherein Mr. Blow and his affiliates agreed to release the Company from any and all claims in consideration for the Company dismissing its claims, with prejudice, and to pay the Company $200,000, payable in monthly installments of $10,000 plus accrued interest of seven percent (7%) per annum beginning on June 1, 2009. However, if payments were not made as agreed, the Company would be entitled to file a judgment against Mr. Blow and his affiliates, jointly and severally, for $435,000. Due to concerns related to the collectability of these funds, a receivable has not been recognized.

Although the Company extended the cure period twice at the request of Mr. Blow, only one payment of $5,000 in August 2009 was received. Therefore, with Mr. Blow and his affiliates being in default of the settlement agreement, the Company is enforcing its rights under the agreement.

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

As of November 25, 2009, we know of no material, existing or pending legal proceedings against our Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective April 2007, our common stock is currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “FDTC.OB.” In addition, the Company also trades on the Frankfurt Exchange under the symbol “FT4.” As of November 25, 2009, there were 44,171,119 shares of the Company’s Common Stock ($0.001 par value) issued and outstanding.

The following table sets forth the high and low closing price per share of our common stock (adjusted for the 2-for-1 stock split effective January 7, 2008) on the OTCBB:

	Price
	High $	Low $
2010
First quarter ended November 30, 2009*	$0.50	$0.20
2009
Fourth quarter ended August 31, 2009	$0.32	$0.21
Third quarter ended May 31, 2009	$0.26	$0.20
Second quarter ended February 28, 2009	$0.40	$0.25
First quarter ended November 30, 2008	$0.51	$0.25
2008
Fourth quarter ended August 31, 2008	$0.51	$0.30
Third quarter ended May 31, 2008	$0.55	$0.18
Second quarter ended February 29, 2008	$0.80	$0.56
First quarter ended November 30, 2007	$0.82	$0.70

*	Through November 25, 2009

The following table sets forth the high and low closing price per share of our common stock (adjusted for the 2-for-1 stock split effective January 7, 2008) on the Frankfurt Exchange**. Price is presented in Euros:

	Price
	High €		Low €
2010
First quarter ended November 30, 2009*		€0.34		€0.15
2009
Fourth quarter ended August 31, 2009		€0.26		€0.15
Third quarter ended May 31, 2009		€0.21		€0.12
Second quarter ended February 28, 2009		€0.32		€0.19
First quarter ended November 30, 2008		€0.36		€0.19
2008
Fourth quarter ended August 31, 2008		€0.35		€0.14
Third quarter ended May 31, 2008		€0.26		€0.07
Second quarter ended February 29, 2008	€	N/A	€	N/A
First quarter ended November 30, 2007	€	N/A	€	N/A

*	Through November 25, 2009
**	As per Yahoo Finance – International – Deutschland

On November 25, 2009, there were 61 registered holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

As of November 25, 2009, 34,948,500 shares of the 44,171,119 shares of issued and outstanding common stock are eligible for sale pursuant to Rule 144 under the Securities Act of 1933. Rule 144, as currently in effect, allows affiliates who have beneficially owned shares of a company’s common stock for at least six months to sell within any three-month period a number of shares that does not exceed the greater of:

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

Under Rule 144, a person who is not one of the subject Company’s affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least six months, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Non-affiliates of the Company hold 18,940,675 of our common shares under Rule 144.

Shares of our common stock are subject SEC rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” A “penny stock” is defined as any equity security with a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As the market value of our common stock is less than $5.00 per share, our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

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

Sales of Unregistered Securities and Warrants

In November 2008, we issued 52,630 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.35 per unit for proceeds of $18,421. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.70 per share. The Company issued these securities August 29, 2008.

On October 28, 2008, we entered into and on October 31, 2008 we closed on a Note Purchase Agreement (the “Agreement”) with Sherington Holdings, LLC (“Sherington”) for the sale of a secured convertible promissory note in the principal amount of $320,000 (the “October 2008 Note”). The October 2008 Note bears interest at 10%, matures December 13, 2008 and is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.25 per share. The Company may only redeem the October 2008 Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average. As of October 29, 2008, the Company is obligated on the October 2008 Note issued to Sherington. The October 2008 Note is a debt obligation arising in other than the ordinary course of business which constitutes a direct financial obligation of the Company. The Company’s obligations under the October 2008 Note were secured by all of the assets of Atlas Merchant Services, LLC (“Atlas,” “Atlas LLC”), a wholly owned subsidiary of the Company, as well as the membership interest of Atlas LLC held by the Company (See NOTE 9 –Discontinued Operations, of the audited financial statements for the fiscal year ended August 31, 2009). The October 2008 Note was offered and sold to Sherington in a sale transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On December 1, 2008, we entered into an Amended and Restated Note Purchase Agreement (the “Amended Agreement”) with Sherington Holdings, LLC (“Sherington”), which amended the Note Purchase Agreement entered by and between the Company and Sherington on October 29, 2008 (the “Original Agreement”). The Original Agreement provided for the sale of a secured convertible promissory note in the principal amount of $320,000 (the “October 2008 Note”). The Amended Agreement provided for an increase in the principal amount of indebtedness subject to the Amended Agreement from $320,000 to $1,000,000. On December 1, 2008, the Company issued that certain Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “December 2008 Note”) and the December 2008 Note replaced the October 2008 Note, and the October 2008 Note was canceled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000.

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

Also, on December 1, 2008, the Company and Sherington entered into a Securities Purchase Agreement (the “Equity Agreement”) with Sherington pursuant to which Sherington has agreed subject to the satisfaction of all conditions to closing set forth in the Equity Agreement and as described herein to purchase and the Company has agreed to sell 8,000,000 shares of common stock (the “Shares”) and a warrant to purchase 30% of the issued and outstanding shares of the Company on a fully diluted basis (the “Warrant”) at an exercise price of $0.35 per share. The purchase price for the Shares and the Warrant is $2,000,000. The parties intend to complete the purchase of the Shares and the Warrant on or before January 5, 2009. As a condition to closing the transaction, the Company is required to execute a registration rights agreement, and certain shareholders of the Company are required to execute a voting agreement. The Equity Agreement may be terminated by mutual consent of both of the parties, by either party if the other party has materially breached the Equity Agreement and by Sherington if any of the following occur:

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

In July 2009, we issued 5,714,286 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.175 per unit for proceeds of $1,000,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.20 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The Board of Directors of the Company has approved Stock Incentive Plans for fiscal years 2007, 2008 and 2009, which authorize the issuance of a total of 10,000,000 options to purchase shares of the Company’s common stock. Pursuant to these plans, the Company has granted a total of 8,730,159 options to purchase shares of common stock issued to its directors, officers and employees. Of the 8.7 million granted, 2,000,000 options have been exercised and 375,000 have been forfeited. On September 18, 2009, the Board of Directors of the Company ratified the issuance of the outstanding and forfeited stock options to purchase 6,730,159 shares of common stock that were issued to various employees under the 2007, 2008 and 2009 Incentive Stock Plans.

Prior to the inception of the 2007 Plan Stock Incentive Plan, 1,100,000 options were issued to an employee.

Management is presently reviewing the ratification and an associated matter and, if needed, may address this matter with the Board of Directors of the Company.

Under SFAS No. 123(R), the Company accounts for its employee stock option expense as compensation expense. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option-pricing model. The grants are subject to various vesting periods and option lives.

Based upon the Black-Scholes calculation, share-based compensation expense for the fiscal year ended August 31, 2009 related to director, officer and employee stock option grants totaled $846,413.

The unamortized expense as of August 31, 2009, was approximately $156,000.

Repurchases

The Company has not made any repurchases of its common stock.

ITEM 6.	SELECTED FINANCIAL DATA

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 6. Selected Financial Data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There is limited historical financial information about our Company upon which to base an evaluation of our future performance. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. You should carefully review the risks described in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Our Management Discussion and Analysis (“MD&A”) is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Comparison of Results of Continuing Operations for the Fiscal Years Ended August 31, 2009 and 2008

In the third quarter of 2009, we entered into an agreement to sell Atlas LLC. The transaction was consummated on May 14, 2009. As a result, financial data for Atlas has been presented as discontinued operations as outlined below. The financial statements have been recast and prepared in compliance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, for all periods presented herein, the financial statements have been conformed to this presentation. Unless otherwise noted, all amounts and analyses are based on continuing operations.

Results of Operations

The Company’s loss from continuing operations before taxes for the fiscal years ended August 31, 2009 and 2008 was $4,203,903 and $3,144,994, respectively. Since inception, we have financed our operations primarily through private sales of securities. As of August 31, 2009, we had $403,990 in cash, and a working capital deficit of $1,002,116.

The following table sets forth our statements of operations from continuing operations for the years ended August 31, 2009, and 2008.

Summary Income Statement

	2009	2008
Revenues, net	$88,981	$25,931
Gross profit (loss)	(114,517)	10,331
Total operating expenses	4,018,053	3,131,693

Loss from operations	(4,132,570)	(3,121,362)
Other income (expense)	(71,333)	(23,632)

Loss from operations before income taxes	(4,203,903)	(3,144,994)

Income tax provision	—	—
Net loss	$(4,203,903)	$(3,144,994)

Revenue

Total revenue for the fiscal years ended August 31, 2009 and 2008 was $88,981 and $25,931, respectively. For the year ended August 31, 2009, revenue earned was attributed to $51,828 from the sale of plastic card stock; $11,551 from the sale of security tokens and other items with the balance of $25,602 earned from processing fees.

For the year ended August 31, 2008, revenues were mainly generated through the sale of plastic card stock.

The increase of $63,050 in comparing revenues for the year ended 2009 with the year ended 2008 was the result of increased sales for plastic card stock and tokens by customers in preparation for utilizing our services combined with revenue from customer transaction fees.

Cost of Revenue

Total cost of revenue for the fiscal years ended August 31, 2009 and 2008 was $203,498 and $15,600, respectively. For the year ended August 31, 2009, the cost of revenue was attributed to $54,152 for various software functionality testing performed by Mercantile Bank; $46,371 for card stock; $67,423 for hosting fees, bank fees and bank connection costs; $7,772 for issuer authorizations; $6,213 for the call center and other costs; and $21,567 for transaction-related fees.

The cost of revenues for the year ended August 31, 2008 consisted of card stock costs and application processing fees.

The increase of $187,898 in comparing cost of revenue for the year ended 2009 with the year ended 2008 was the result of the relocation of the operational software to a hosting facility, an increase in orders by customers for plastic card stock and tokens, an increase of bank-related fees for systems testing and customer authorizations and processing, card transaction fees and other miscellaneous fees.

Operating Expense

Total operating expense for the fiscal years ended August 31, 2009 and 2008 was $4,018,053 and $3,131,693, respectively.

Operating expense for the year ended August 31, 2009 was comprised of $2,383,361 for salaries and benefits; $725,138 for professional and consultant fees; travel expense was $429,151; and depreciation and amortization was $233,373. Other Expense of $247,030 includes $89,976 for rent and utilities; $38,692 for communication; $42,839 for insurance; $24,100 for dues and subscriptions; $22,712 for investor relations and $28,711 in other general office expense.

Operating expense for the year ended August 31, 2008, was comprised of $1,340,728 for salaries and benefits; $1,355,425 for professional and consultant fees; $294,877 for travel expense and $44,071 for depreciation. Other Expense of $96,592 includes $14,298 for rent and utilities; $18,991 for insurance; $19,709 for investor relations and $43,594 in other general office expense.

Operating expenses increased for the year ended August 31, 2009 as compared to the year ended August 31, 2008 in the amount of $886,360 because of the following:

•	salaries and benefits increased due to the additional personnel required for the South Africa operations;

•	equity-based professional and consulting fees decreased as the Company reduced expense related to business development and investor relations;

•

travel expense increased as management oversees the operations of the corporate office and the South Africa operations, as well as the hosting of a Board of Directors meeting in London in an effort to accommodate our foreign board members and management;

•	depreciation and amortization increased as we began amortizing the GCC license fees and invested in additional fixed assets in South Africa;

•	equity-based compensation expense for management increased due to recognition of the expense of vested options; and

•

other general and administrative expense increased due to costs associated with the South Africa office, such as communications, office supplies and increased costs for investor relations and insurances.

Other Income/(Expense)

Total other income and expense netted to an expense of $71,333 and $23,632, respectively, for the years ended August 31, 2009 and 2008. Significant components include $96,262 for accrued interest on the convertible note payable, interest income of $16,429 and a gain of $5,000 from a settlement payment.

For the year ended August 31, 2008, total other income and expense from continuing operations netted to an expense of $23,632. Interest income of $9,291 was offset by interest expense of $23,120 and a loss of $8,121 due to currency translation

Liquidity and Capital Resources

As of August 31, 2009, we had cash of $403,990, current assets of $502,873 and current liabilities of $1,504,989.

As of August 31, 2008, we had cash of $317,077, current assets of $452,371 and current liabilities of $1,250,008.

Operating Activities

Our operating activities from continuing operations resulted in a net cash outflow of $3,251,173 for the year ended August 31, 2009 compared to a net cash outflow of $1,671,415 for the previous fiscal year.

The net operating cash outflow for the current fiscal year reflects a loss of $5,677,725 and significant components include:

•	adjustments for depreciation and amortization of $233,373 for continuing operations and $305,963 for discontinued operations;

•	the loss of $738,193 on the sale of Atlas LLC;

•	equity-based compensation of $846,821 for consulting services, a stock grant and vested options;

•	imputed interest of $49,287 on the note payable related to the initial purchase of Atlas LLC;

•	an increase in the amount due to related parties for $141,330 travel expenses incurred by the Company;

•	the stock price indemnity estimated at $111,429;

•	an increase in prepaid expenses and other current assets of $58,121 for insurances and the annual software support and maintenance fees;

•	an increase in accounts payable of $81,484 as the South Africa operations progress;

•	a decrease of $45,645 in accrued salaries and benefits as employees utilized their accrued vacation time, thereby reducing the paid-time-off accrual;

•	an increase in accounts receivable of $14,385; and

•	a decrease of $34,828 in amounts due from related parties.

The net operating cash outflow for the prior year period reflects a loss of $3,476,035 combined with $1,383,138 equity-based compensation, depreciation expense of $44,071, a decrease of $41,173 in prepaid expenses and other assets, a decrease of $32,097 for amounts due to/from related parties, a $5,700 decrease for currency translation and a decrease of $8,000 for accounts payable and accrued liabilities. Offsetting these decreases is an increase of $138,973 for payroll and benefits.

The net operating cash outflow for the prior fiscal year reflects a loss of $3,476,035 and significant components include:

•	adjustments for depreciation and amortization of $131,263;

•	equity-based compensation of $1,383,138 for consulting services, a stock grant and vested options;

•	an allowance of $226,741for an impaired intangible;

•	an increase of $70,160 for accounts receivable

•	a net increase of $14,237 for amounts due to/from related parties;

•	an increase of $43,373 for prepaid expenses and other current assets;

•	an increase of $23,318 in accounts payable and other accrued expenses; and

•	an increase of $162,232 in accrued salaries and benefits.

Investing Activities

Our investing activities resulted in a net cash outflow of $120,705 for the year ended August 31, 2009 compared to a net cash outflow of $1,214,746 for the year ended August 31, 2008.

During the year ended August 31, 2009, the Company invested $128,942 in additional equipment and software, capitalized additional development fees of $50,825 for the GCC software license, and sold equipment for proceeds of $59,062.

Cash used in investing activities for the year ended August 31, 2008 included $847,438 for the additional capitalized value of our GCC software license; $250,000 for a portion of the purchase price of Atlas; and purchases of $117,308 for computer equipment, furniture and leasehold improvements for the South Africa operations.

Financing Activities

Our financing activities resulted in a cash inflow of $3,458,791 for the year ended August 31, 2009 as the Company raised $3,008,791 from the sale of its common stock and warrants to purchase its common stock, recognized a liability for the $1 million convertible note payable to Sherington and paid off a $550,000 debt for the remaining balance for the software license.

During the year ended August 31, 2008, proceeds of $3,369,000 from the sale of the Company’s common stock and warrants to purchase shares of common stock were offset by a payment of $200,000 on a note payable.

Presently, our revenue is not sufficient to meet our operating and capital expenses. There is doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon successful roll out of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the fiscal year ending August 31, 2010.

In July 2009, the Company closed on a sale of stock from which it received $1 million, which provides the funding to complete the Pilot Test Phase of our introduction of Prepaid Cards in South Africa. This Phase is now in the final stages of completion and results to-date has been encouraging. This placement should fund the Company through the final Volume Testing Phase and on to production roll out during the remainder of 2009.

We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and increase market share. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements as we continue to progress and expand. We estimate that we will require between $3,000,000 and $5,000,000 to carry out our business plan for the next twelve months. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations. Based on management’s detailed financial forecasts, if the management volume test phase proceeds as planned, the Company has sufficient financial resources to carry through to generation of a revenue stream that will cover costs. However, any delays will introduce a need for additional funding at a level of some $250,000 to $300,000 for each month of delay.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended August 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

The financial requirements of our Company may be dependent upon the financial support through credit facilities of our directors and additional sales of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Should additional financing be needed, there is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger.

We can give no assurance that we will be successful in implementing any phase, all phases of the proposed business plan, or that we will be able to continue as a going concern.

Off Balance Sheet Arrangements

The Company presently does not have any off balance sheet arrangements.

Customer Relations

Our content providers provide all back up and product related customer service, interfacing with our support team. We maintain detailed records of every sales contact, including source of inquiry, client needs, employment and income if available.

Handling of all customer service is currently provided by the outsource customer service provider through our third-party supplier. In this way, our customer service functions are scalable, bilingual and can be managed to handle one or multiple programs. We expect to incur between approximately $90,000 and $130,000 on customer relations in the next twelve months.

Contractual Obligations

Agreements with Global Cash Card

On April 14, 2006, we entered into a consulting agreement with Global Cash Card and an affiliate of World Processing, Ltd. under which we provide management consulting services in regards to operations, finance and business strategy.

On May 3, 2006, we entered into an agreement with Global Cash Card where we can utilize their processing platform to issue prepaid cards as an independent sales organization (“ISO”). Further, the agreement grants our Company with the right to sell licenses for the use of their software. The software acquires, authorizes and records card transactions of our customers, and the end-users of our customers. We will utilize their processes and procedures to market either their prepaid card or our own prepaid card. Through this arrangement, we also gain access to Money Gram loading sites and other services. Under the agreement, certain royalties are to be paid subject to the achievement of certain milestones.

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

We believe the following are the critical accounting policies used in the preparation of our financial statements:

Basis of Presentation/Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception and has a negative equity. These conditions raise doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty nor do they include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of FNDS3000 Corp and its wholly owned subsidiaries: FndsTech Corp. SA. (PTY), Atlas Merchant Services, LLC (includes activity through the sale date of May 14, 2009), and Transaction Data Management, Inc., which is inactive. Significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, that we will manage our accounts receivable to minimize the need for an allowance for doubtful accounts, and that all long-lived assets are recoverable.

In addition, the determination and valuation of stock options granted to employees and officers is an estimate based upon factors as of the grant date. The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Revenue Recognition and Deferred Revenue

Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and are recognized as revenue in the period the transactions are processed or when the related services are performed.

Our revenue is derived from the following:

•	Initiation fees from sales of our prepaid and stored-value cards.

•	Transaction fees from the use and loading of cash for the prepaid and stored-value cards.

•	Maintenance fees for continued activation.

•	Financial float fees, which arise from cash obtained with the instant load of cash and convenience of prepaid cards before the funds are used.

Revenues derived from electronic processing of the prepaid card transactions are recognized immediately as revenue and are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations such as MasterCard. Our receivables arise from the initial sale of the plastic card and the security tokens which are invoiced with net 30-day terms.

In general, our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of the existence of an arrangement; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured.

Costs of revenue, including the cost of printing the prepaid cards, are recognized at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable arise from our customers’ purchases of the plastic cards and security tokens. Our credit terms are net 30 days from the date of shipment. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. We perform ongoing credit evaluations of all of our customers and generally do not require collateral.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account, and related bad debts is based upon our review of the collectibility of our receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Major additions will be capitalized, while minor additions, maintenance and repairs, which do not extend the useful life of an asset, will be expensed as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in current operations.

Long-Lived Assets and Impairment

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. Upon our review, no impairment of long-lived assets was recognized for the fiscal year ended August 31, 2009.

However, the prior year’s assessment indicated that the fair value of the software acquired as a result of the Atlas acquisition in July, 2008 was considered to be impaired and we recognized an impairment charge of $226,741 in our income statement for the fiscal year ended August 31, 2008.

Purchased and Developed Software

Purchased and developed software includes the costs to purchase third-party software and to develop internal-use software for sale. The Company follows the guidance in Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) for capitalizing software projects. The Company has capitalized $1,500,000 for the GCC license fee and $148,263 for development costs relating to its installation and testing.

As we began processing transactions in December 2008, we also began amortizing the purchase of the GCC software license over seven years. As of August 31, 2009, amortization expense of $176,600 has been recognized.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 33,390,910 and 17,838,621 for the years ended August 31, 2009 and 2008, respectively. Diluted net loss per common share is not presented, as the effect of conversion is anti-dilutive.

Equity - Based Compensation

The Company has share-based compensation plans, which are described more fully herein under NOTE 13- Pension, Retirement or Similar Benefit Plans, of the audited financial statements for the fiscal year ended August 31, 2009. We have adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application transition method.

Fair value of the stock options is estimated using a Black-Scholes option pricing formula. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the weekly closing price of the Company’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal or provided by a third-party on the date of the grant for the expected option life; and (3) expected option life represents the period of time the options are expected to be outstanding.

SEC Staff Accounting Bulletin No. 110, “Share Based Payment.” allows companies to continue to use the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the simplified method is allowed and has determined that utilizing the simplified method for stock options granted is appropriate.

The Company issues stock as compensation for services at the current market fair value. We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Prior to February 2009, the Company used quoted market prices as a basis for the fair value of the common stock. Beginning in February 2009, the Company issued significant amounts of common stock in exchange for cash, which was used to determine the fair value of the shares issued for services at or near the time of these issuances for cash.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recognized in the current period.

Foreign Currency Gains and Losses

The financial position and results of operations in South Africa are measured using the parent’s currency, the US dollar, as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at the transaction date. Income statement accounts, with the exception of amortized assets or liabilities, are translated at the average exchange rate during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in exchange gain or loss in the income statement. Gains and losses that result from foreign currency transactions are included in the calculation of net income/(loss).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item 7A Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are incorporated herein by reference to the financial statements beginning on Page F-1 following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

As of August 31, 2009, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of August 31, 2009 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Evaluation of Internal Control over Financial Reporting

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

Our internal controls over financial reporting include those policies and procedures that:

1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of management and our Board of Directors; and

3) provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the chief executive officer and the chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting. Management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2009.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The following are our directors, executive officers and significant employees. Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal. Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

Name	Position Held with the Company	Age	Date First Elected or Appointed

Raymond Goldsmith (1)	Chairman of the Board	57	January 6, 2009

John Hancock (2)	President, CEO and Director	59	December 5, 2008

John Watson (3)	Executive Vice President and Director	65	December 5, 2008

Joseph F. McGuire (4)	Chief Financial Officer and Treasurer	51	July 18, 2008

Victoria Vaksman (5)	Executive Vice President and Director	55	October 24, 2006

Joseph Tumbarello (6)	Chief Operating Officer	52	June 1, 2007

David Fann (7)	Secretary and Director	54	October 23, 2006

Don Headlund (8)	Director	76	March 31, 2006

Pierre Besuchet (9)	Director	77	May 17, 2007

Michele DiMauro (10)	Director	39	November 15, 2007

Ernst Schoenbaechler (11)	Director	55	July 10, 2008

(1)	Raymond Goldsmith was appointed Chairman of the Board on January 6, 2009, replacing Michael Dodak who resigned as a Chairman on January 6, 2009.
(2)	John M. Hancock was appointed as Chief Executive Officer and director on December 5, 2008, as, also on this date; Mike Dodak resigned as Chief Executive Officer and became a consultant. Mr. Hancock has subsequently also been named President.
(3)	John Watson was appointed as Executive Vice President and director on December 5, 2008.

(4)	Joseph F. McGuire was appointed as our Chief Financial Officer and Treasurer as of July 18, 2008.
(5)	Victoria Vaksman was appointed as a director on October 24, 2006 and became Executive Vice President for Europe, the Middle East and Africa on March 31, 2007.
(6)	Joseph Tumbarello was hired as our Chief Operating Officer on June 1, 2007.
(7)	David Fann was appointed as a director on January 24, 2006, resigned as a director as of March 31, 2006 and was reappointed as a director on October 23, 2006. He also became President and Secretary on October 23, 2006. Effective February 1, 2009, Mr. Fann resigned as President and became a consultant. He remains Secretary and Director.
(8)	Don Headlund was appointed as our President, Chief Executive Officer, Chief Financial Officer and director as of March 31, 2006. He resigned as Chief Executive Officer and President on October 23, 2006. He became our Treasurer as of August 8, 2006. He resigned as Chief Financial Officer and Treasurer on July 18, 2008.
(9)	Pierre Besuchet was appointed as a director on May 16, 2007.
(10)	Michele DiMauro was appointed as a director on November 15, 2007.
(11)	Ernst Schoenbaechler was appointed as a director on July 10, 2008.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Raymond Goldsmith – Chairman of the Board

Raymond Goldsmith has been Chairman of the Board of FNDS3000 Corp since January 6, 2009. Mr. Goldsmith is also the Chairman and CEO of Sherington Holdings, LLC, which is a private investment company. Sherington has entered into several significant funding transactions with the Company. Mr. Goldsmith is also the founder, Chairman and CEO of International Sports Multimedia, Ltd. (ISM). ISM is an entertainment software company, founded in London in 1983 as Retail Media Group and is now based in the United States with offices in Atlanta, London and Barcelona. ISM’s commercial partners include the International Olympic Committee (IOC), the United States Olympic Committee (USOC), Union of European Football Associations (UEFA), Fédération Internationale de Football Association (FIFA), the FA Premier League and Fox Sports Australia.

John Hancock – President, Chief Executive Officer and Director

John Hancock has been our Chief Executive Officer and a member of our Board of Directors since December 5, 2008. Since 2005, he has served as the President/Chairman of the British-American Business Council, a bilateral trade organization. Since 2002, Mr. Hancock has served as the Non-Executive Director of Manchester Airport Group Plc. From 1999 to 2005, Mr. Hancock served as the Chief Executive Officer of Galiform Plc (f/k/a MFI Furniture Group Plc) and a director from 1998 to 2005. From 1987 through 2000, Mr. Hancock held various positions with WHSmith Plc, a UK based retailer of news, books and travel products. Mr. Hancock served as a director of the UK based parent and headed divisions in the United States and Canada. Mr. Hancock received a B.A. (Honors) in Medieval and Modern History from the University College London in 1971 and a M.A. (Business) from Sheffield University in 1973.

John Watson, OBE – Executive Vice President and Director

Mr. Watson has been an Executive Vice President and a member of our Board of Directors since December 5, 2008. From 2001 to 2006, he served as Executive Vice President and Chief Administrative Officer of Howdens Millwork Inc. (“Howdens”), a division of what is now Galiform Plc. As senior corporate officer in the United States, Mr. Watson had responsibility for planning, administration, human resources, property and finance. Mr. Watson continued as a consultant for Howdens until the end of 2007. From 1989 until 2001, Mr. Watson served as Executive Vice President of Rank America, the North American holding company of The Rank Group,

Plc. North American operations included: Hard Rock Cafes International, a 50% interest in Universal Studios Florida and Deluxe Entertainment Services. As the senior corporate officer in the US, Mr. Watson was responsible for all financial and administrative facets of the North American operations of this division. In 2001, he was honored with an OBE by the UK Government for services to UK/USA commercial relationship.

Joseph F. McGuire – Chief Financial Officer and Treasurer

Mr. McGuire has been our Chief Financial Officer for FNDS3000 Corp since July 2008. Mr. McGuire has extensive experience in numerous Wall Street investment vehicles and has been a chief financial officer in that environment since 1989. Prior to FNDS3000 Corp, he was chief financial officer and a director of American Access Technologies, Inc. from June 2000 until the acquisition of M&I in May 2007 when he became vice president and treasurer of the Company until September 2008. From 1998 until June 2000, he was chief financial officer for Hirst Investment Management, Inc.; from 1997 to 1998, chief financial officer for MHR Fund Management; from 1995 to 1997, chief financial officer for the Common Fund; from 1994 to 1995, chief financial officer for Link Strategic Investors; and from 1989 to 1995, chief financial officer for John Henry & Co., Inc. Prior to 1989, he held management positions with Dean Witter Reynolds, Paine Webber, Inc., and Price Waterhouse. He is a 1980 graduate of the University of Notre Dame.

Victoria Vaksman – Executive Vice President and Director

Mrs. Vaksman joined FNDS3000 Corp as the Executive Vice President of Europe, Middle East and Africa operations in May 2007. Mrs. Vaksman had been a member of the Board of Directors for the prior six months. From September 2005, Mrs. Vaksman had been Managing Director of Omtool Europe, a UK based subsidiary of Omtool Ltd (NASDAQ: OMTL). Omtool is a provider of document-routing solutions and services that enable organizations to manage the capture, process, and delivery of mixed-mode documents. In May 2000, Mrs. Vaksman was Business Development Director and then, Chief Executive Officer of Tilos, an independent Software Development Company which specialized in provision of BPM, Document Management and Business Intelligence Solutions for the financial sector. In January 1996, she founded and was Managing Director for Shared Objectives, a consulting and systems-integration company. In February 1997, she joined the Board of BSW DATA, a privately owned software development company and a shareholder in Shared Objectives and was responsible for the expansion of both companies into the financial sector. BSW DATA and Shared Objectives were sold in December 1999 to DiData, an IT group trading on the London Stock exchange. From 1994 until 1996, Mrs. Vaksman worked as a Principal Consultant at Denel Informatics, and developed a commercial division focusing on provision of IT based business solutions for the Financial Sector. Mrs. Vaksman has a versatile international experience set and worked with multicultural teams in Europe, South Africa and Middle East. Mrs. Vaksman has an MS in Economics from the State Polytechnic University of St. Petersburg.

Joe Tumbarello – Chief Operating Officer

Mr. Tumbarello has been the Chief Operations Officer for FNDS3000 Corp since June 2007. Mr. Tumbarello has extensive experience in transaction processing in the Healthcare, Merchant Acquiring and Prepaid Card issuing business. Mr. Tumbarello has over 12 years in the financial transaction industry. From November 2002 until June 2007, Mr. Tumbarello was CFO/COO of CashTechCard Systems, Inc., a division of Cash Technologies, Inc. From July 2000 until November 2002, he was CFO for Cardservice International. From February 1997 until July 2000, he was Vice President of First Data Merchant Services, a division of First Data Corp. From August 1990 until February 1997, Mr. Tumbarello was a Vice President of Showtime Networks Inc. and from November 1982 until August 1990, he was a manager at Home Box Office. He holds a BS degree from State University of NY at Plattsburg in Management-1979 and a MBA from Baruch College-1990.

David Fann – Secretary and Director

Mr. Fann was our President, Secretary and a director for FNDS3000 Corp since October 2006. On February 1, 2009, he resigned as President but remains our Secretary and still serves on our Board of Directors. He served as a director on the board of Envortus, Inc. until July 2007 and has been a director on the board of Solar Energy Initiatives since June of 2006. Mr. Fann served as President and Director of the Global Axcess Corp, a publicly traded company since January of 2002 until September of 2006. While at Global Axcess Corp Mr. Fann was responsible for equity and debt financings totaling over $17 million and was responsible for investor relations.

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

Don Headlund – Director

Don Headlund was appointed as our President, Chief Executive Officer, Chief Financial Officer and director as of March 31, 2006. He resigned as Chief Executive Officer and President on October 23, 2006. He became our Treasurer as of August 8, 2006. He resigned as Chief Financial Officer and Treasurer on July 18, 2008 and presently serves as the Audit Committee Chairman. From July 1991 to February 2006, Mr. Headlund served as an officer of Cardservice International, Inc., first as Chief Financial Officer and later as President from June 2000 to February 2006. Prior to that, he served as President, Chief Executive Officer and director of Malibu Savings Bank from April 1988 until February 1991. Prior to 1988, Mr. Headlund was employed with Valley Federal Savings Bank for 20 years serving in a variety of positions including President, Chief Executive Officer and director. Mr. Headlund is a former captain in the United States Air Force. Mr. Headlund received a Bachelor of Arts degree in economics and finance from Occidental College in Los Angeles, California in June 1955 and a graduate degree in Banking from The Institute of Financial Education at Indiana University in August 1980.

Pierre Besuchet – Director

Mr. Besuchet joined the FNDS3000 board in May 2007. Mr. Besuchet brings a wealth of experience in the finance area as he held senior management positions with various banks in Geneva Switzerland including UBS SA, Banque Nationale de Paris, Banca della Swizzera-Italiana-Geneva and Credit Suisse. He is also director of Faisal Private Bank (Switzerland) SA. In addition, Mr. Besuchet is a director of other European and U.S. companies. Mr. Besuchet founded Pierre Besuchet, Asset Management, and Geneva, Switzerland in 1980, and has since acted as its managing director. Mr. Besuchet has over 40 years experience is asset management and investment banking research.

Michele DiMauro – Director

Mr. DiMauro joined the FNDS3000 board in November 2007. From 2008 to present, Mr. DiMauro was Chief Operating Officer of YMS Sa, Switzerland. From 2004 to present, Mr. DiMauro has been the Chief Operating Officer for Yes Money SpA, Italy, Managing Director for Yes France SpA., France, Managing Director for Yes Benelux BV, Holland and Managing Director for Yes Prague Sro. During the years from 2002 to 2004, he was the Managing Director for PricewaterhouseCoopers in Milan, Private Equity Transactions and PricewaterhouseCoopers in London, Italian Private Equity Desk. From 1996 to 2000, he was the Director of PricewaterhouseCoopers in Milan, Transaction Services. In 1993, Mr. DiMauro earned his Finance and Economics degree from the Università Cattolica in Milan. Mr. DiMauro also has earned his EMBA from Columbia University, New York.

Ernst Schoenbaechler – Director

Mr. Schoenbaechler joined the FNDS3000 board in July 2008 and has over 38 years of experience in the banking industry. As a senior manager, he was responsible for capital market business, securities, foreign exchange and money markets where he positioned Bankers Trust AG, Zurich, in the Swiss Capital Markets. In 1985, he founded his own finance company in Pfaeffikon, Switzerland, with subsidiaries in Canada and Luxemburg and became a pioneer in the then booming primary capital markets focused on trading for Asian borrowers. Later, his company concentrated more on venture capital deals and sales. Since 2004, he has been an independent financial consultant. Mr. Schoenbaechler has also held (management) positions at Credit Suisse, Clariden Bank, UBS, Citibank and Manufacturers Hanover Trust.

None of the following events occurred during the past five years that is material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

On December 3, 2008, shareholders of the Company holding a majority of the outstanding shares of the Company’s common stock voted to remove Paul Cox as a director of the Company. As a result, effective December 3, 2008, Mr. Cox is no longer a director of the Company.

Special Investment Committee

In May 2009, the Board of Directors established a special committee of three directors to review and negotiate the July 2009 financing proposals.

Code of Ethics

Effective November 30, 2007, the Company adopted a Code of Ethics and Business Conduct that applies to all officers, directors and employees of the Company.

Audit Committee Expert

The Company has an Audit Committee. The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions. It oversees the audit efforts of our independent auditors and reviews their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also takes those actions it deems necessary to insure that the accountants are independent of management. Don Headlund, who was the Company’s Chief Financial Officer from March 31, 2006 to July 18, 2008, serves as the Chairman and financial expert on the Audit Committee. John Watson also serves on the audit committee.

Compensation Committee

The compensation committee reviews, approves and modifies our executive compensation programs, plans and awards provided to our directors, executive officers and key associates. The compensation committee also reviews and approves stock or stock-based incentive plans. Pierre Besuchet serves as the Chairman of the Compensation Committee. John Hancock and Don Headlund also serve on the compensation committee.

Board Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC for Companies registered under Section 12 of the Exchange Act (“Section 12”). Since we are not registered under Section 12, the executive officers, directors and greater than ten percent beneficial owners were not required by SEC regulations to file forms under 16(a).

ITEM 11.	EXECUTIVE COMPENSATION

We provide our named executive officers and our other employees with a salary to compensate them for services rendered during the fiscal year. Salary amounts for the named executive officers are determined for each executive based on his or her position and responsibility, and on past individual performance. Salary levels are typically considered annually as part of our performance review process. Merit-based increases to salaries of the named executive officers are based on our board of directors’ assessment of the individual’s performance.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.

Executive Compensation for Fiscal 2009

The compensation earned by our executive officers for the year ended August 31, 2009 consisted primarily of base salary and long-term incentive compensation consisting of awards of stock option grants.

The following table sets forth information with respect to compensation earned by our Chief Executive Officers, Chief Financial Officer and our three other most highly compensated executive officers (our “Named Executive Officers”) for the fiscal year ended August 31, 2009.

Summary Compensation Table

		Base Salary ($)	Stock Award(s) ($)	Option Award(s) ($)	Bonus ($)	Other Compensation ($)	Total Compensation ($)
Name and Principal Position	Year
John Hancock (1)	2009	$160,769	$—	$234,963	$—	$—	$395,732
President and Chief	2008	—	—	—	—	—	—
Executive Officer

John Watson (2)	2009	$131,538	$—	$176,222	$—	$—	$307,760
Executive Vice President	2008	—	—	—	—	—	—

Michael Dodak (6)	2009	$58,385	$21,090	$—	$—	$97,191	$176,666
Former Chief Executive	2008	187,308	—	100,114	—	4,615	292,037
Officer

David Fann (7)	2009	$93,077	$18,486	$—	$—	$79,191	$190,634
Former President	2008	187,308	—	100,114	—	4,615	292,037

Victoria Vaksman (3)	2009	$158,017	$—	$—	$41,319	$—	$199,336
Executive Vice President	2008	195,779	—	—	—	—	195,779

Joseph Tumbarello (5)	2009	$122,596	$—	$22,196	$49,039	$—	$193,831
Chief Operating Officer	2008	175,481	—	34,986	16,346	—	226,813

Joseph McGuire (4)	2009	$133,750	$—	$173,300	$—	$—	$307,050
Chief Financial Officer	2008	9,750	—	113,741	—	—	123,491

As there was no “Non-Equity Incentive Plan Compensation” or any “Non-qualified Deferred Compensation Earnings” in fiscal years 2009 and 2008, these columns were omitted from the table above.

(1)	Effective December 5, 2008, Mr. John Hancock joined the Company as Chief Executive Officer and Director with a base pay of $220,000. On June 29, 2009, Mr. Hancock was granted 2,000,000 common stock options with an exercise price of $0.26 per share. Under a Black-Scholes model, the main assumptions for the estimated value were a discount rate of 2.71%, an expected term of 2.5 years and a volatility rate of 78.0%. The estimated fair value of the grant is $234,963 and has been recognized in its entirety as compensation expense during the quarter ended August 31, 2009.

(2)	Effective December 5, 2008, Mr. John Watson joined the Company as Executive Vice President and Director with a base pay of $180,000. On June 29, 2009, Mr. Watson was granted 1,500,000 common stock options with an exercise price of $0.26 per share. Under a Black-Scholes model, the main assumptions for the estimated value were a discount rate of 2.71%, an estimated term of 2.5 years and a volatility rate of 78.0%. The estimated fair value of the grant is $176,222 and has been recognized in its entirety as compensation expense during the quarter ended August 31, 2009.
(3)	On March 31, 2007, Victoria Vaksman received a term sheet for the position of EVP and Director. In the agreement, there is an initial salary level of £93,000 annually, for not less than three years, a potential bonus of 380,000 shares of the Company’s common stock, and other performance bonuses to be determined. Effective June 2008, Ms. Vaksman’s base pay was increased to £102,458 annually, approximately $160,000. Mrs. Vaksman was also granted a cash bonus of £30,000, approximately $41,400.
(4)	On July 25, 2008, Joseph F. McGuire was hired as the Chief Financial Officer at an initial salary of $65,000. In addition, he was granted 500,000 common stock options with an exercise price of $0.39 per share. Under a Black-Scholes model, the main assumptions for the estimated value were a discount rate of 3.3%, an estimated term of 3.25 years and a volatility rate of 85.7%. The estimated fair value of the grant is $113,741. A total of $74,022 was recognized as compensation expense during fiscal year 2009 as one-third of the options vested on October 15, 2008. On October 15, 2008, the Company entered into a three-year employment agreement with Mr. McGuire. The agreement increased his annual salary to $130,000, he received certain deferred salary funds and an annual grant of 500,000 performance-based stock options vesting on a schedule. The valuation date for this October 2008 grant of 500,000 was October 15, 2008 when the stock had a value of $0.39. With an exercise price of $0.39, under a Black-Scholes model, the main assumptions for the estimate are a discount rate of 2.73, an expected term of 2.5 years and a volatility rate of 81.9%. The estimated fair value of the grant was $101,315 and was recognized in its entirety as compensation expense during the 2009 fiscal year. On July 25, 2009, when the closing stock price was $0.28, Mr. McGuire was granted 500,000 common stock options with an exercise price of $0.28 per share. Under a Black-Scholes model, the main assumptions for the estimated value were a discount rate of 2.46%, an estimated term of 3.00 years and a volatility rate of 77.1%. The estimated fair value of the grant is $71,985. A total of $38,943 was recognized as compensation expense during fiscal year 2009 as one-half of the options vested immediately.
(5)	Mr. Tumbarello’s employment commenced in June 2007. On June 1, 2007, he received a term sheet for the position of Chief Operating Officer. In the agreement, the initial salary was $170,000 annually with a bonus of 200,000 restricted shares of the Company’s common stock, vesting over two years and 1,100,000 performance-based stock options with an exercise price of $0.834 vesting on a three-year schedule. On June 1, 2008, with the performance criteria having been met, the valuation date for this grant was June 1, 2008 when the stock had a value of $0.30. Under a Black-Scholes model, the main assumptions for the estimate are a discount rate of 3.15%, an expected term of 3.5 years and a volatility rate of 81.7%. The estimated fair value of the grant was $115,677. A total of $34,986 was recognized as compensation expense during the quarter ended August 31, 2008 with an additional amount of $51,772 recognized during fiscal year 2009. In May 2008, Mr. Tumbarello’s base pay was revised to $125,000 annually with a bonus paid every pay period to equate to $50,000 annually. In addition, he was granted 100,000 common stock options with an exercise price of $0.19 per share. Under a Black-Scholes model, the main assumptions for the estimated value were a discount rate of 2.84%, an estimated term of 3.5 years and a volatility rate of 79.9%. The estimated fair value of the grant is $10,218. A total of $4,825 was recognized as compensation expense during fiscal year 2009.
(6)

On December 4, 2008, Michael Dodak stepped down as CEO of the Company. Prior to then, his annual salary was $180,000. On June 1, 2008, Mr. Dodak was granted 1,000,000 cashless common stock options with an exercise price of $0.30 per share. Under a Black-Scholes model, the main assumptions for the estimated value were a discount rate of 2.45%, an expected term of one year and a volatility rate of 84.0%. The estimated fair value of the grant is $100,144 and has been recognized in its entirety as compensation expense. These stock options were exercised in a cashless transaction on October 15, 2008 with Mr. Dodak receiving 190,000 shares of our common stock as a result. On February 27, 2009, Mr. Dodak received 84,363 shares of stock in lieu of payment for accrued vacation valued at $21,090. As a condition to the Sherington Agreement closing, Mr. Dodak acknowledged and agreed that his employment agreement would convert to a consulting agreement effective December 5, 2008. Mr. Dodak received $97,191 during the year ended August 31, 2009 for consulting.

(7)	On February 1, 2009, David Fann stepped down as of the Company. Prior to then, his annual salary was $180,000. On June 1, 2008, Mr. Fann was granted 1,000,000 cashless common stock options with an exercise price of $0.30 per share. Under a Black-Scholes model, the main assumptions for the estimated value were a discount rate of 2.45%, an expected term of one year and a volatility rate of 84.0%. The estimated fair value of the grant is $100,144 and has been recognized in its entirety as compensation expense. These stock options were exercised in a cashless transaction on October 15, 2008 with Mr. Fann receiving 190,000 shares of our common stock as a result. On February 27, 2009, Mr. Fann received 73,945 shares of stock in lieu of payment for accrued vacation valued at $18,486. As a condition to the Sherington Agreement closing, Mr. Fann acknowledged and agreed that his employment agreement would convert to a consulting agreement effective February 1, 2009. Mr. Fann received $70,071 during the year ended August 31, 2009 for consulting.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Number of Awards: Number of Shares of Stock or Units	Exercise or Base Price of Option $/Share	Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	($)	($)	($)

John Hancock	06/29/09	—	—	—	—	—	—	2,000,000	$0.260	$234,963

John Watson	06/29/09	—	—	—	—	—	—	1,500,000	$0.260	$176,222

Joseph McGuire	07/25/09	—	—	—	—	—	—	500,000	$0.290	$71,985
	10/15/08	—	—	—	—	—	—	500,000	$0.390	$101,315
	07/25/08	—	—	—	—	—	—	500,000	$0.390	$113,741

Joseph Tumbarello	05/07/08	—	—	—	—	—	—	100,000	$0.190	$10,218
	06/01/07	—	—	—	—	—	—	1,100,000	$0.834	$115,677

Michael Dodak	06/01/08	—	—	—	—	—	—	1,000,000	$0.300	$100,144

David Fann	06/01/08	—	—	—	—	—	—	1,000,000	$0.300	$100,144

Pierre Besuchet	04/25/09	—	—	—	—	—	—	1,000,000	$0.250	$87,278

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by each of our Named Executive Officers at August 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Name	Exercisable Unexercisable

John Hancock	2,000,000	—	—	$0.260	06/29/14	—	—	—	—
John Watson	1,500,000	—	—	$0.260	06/29/14	—	—	—	—
Joseph McGuire	270,833	229,167	229,167	$0.290	07/25/14	—	—	—	—
	500,000	—	—	$0.390	10/15/13	—	—	—	—
	325,397	174,603	174,603	$0.390	07/25/13	—	—	—	—
Joseph Tumbarello	44,444	55,556	55,556	$0.190	05/07/13	—	—	—	—
	825,000	275,000	—	$0.835	06/01/12	—	—	—	—
Pierre Besuchet	1,000,000	—	—	$0.250	04/30/10	—	—	—	—

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

During the fiscal year ended August 31, 2009, 2,000,000 stock options were exercised in cashless transactions by two former Named Executive Officers.

Option Exercises and Stock Vested Table

	Option Awards		Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Michael Dodak	190,000	$19,000	84,363	$21,006
David Fann	190,000	$19,000	73,945	$18,412

Equity Compensation Plan Information

The following are highlights of the 2009 Incentive Stock Plan.

The 2009 Incentive Stock Plan (“the Plan”) is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

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

On September 18, 2009, the Board of Directors of the Company ratified the issuance of stock options to purchase 6,730,159 shares of common stock that were issued to various employees under the 2007, 2008 and 2009 Incentive Stock Plans. Management is presently reviewing the ratification and an associated matter and, if needed, may address this matter with the Board of Directors of the Company.

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

For the fiscal year ended August 31, 2009, we compensated our directors as follows:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Raymond Goldsmith	$—	$25,000	$—	$—	$—	$—	$25,000

Don Headlund	$24,000	$—	$—	$—	$—	$—	$24,000

The Company grants 200,000 shares of the Company’s common to board members for services provided. In February 2009, Raymond Goldsmith, Chairman, was issued 100,000 shares at a value of $25,000.

Mr. Goldsmith and Mr. Schoenbaechler both received their remaining 100,000 shares in September 2009.

Don Headlund earned cash payments of $12,000 for consulting fees and earned $12,000 for director fees.

Executives of the Company that also serve as directors received no compensation as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of November 25, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Ownership
Common Stock	Raymond Goldsmith	30,029,158	(2)	68.00%

Common Stock	John Hancock	2,525,714	(3)	5.70%

Common Stock	John Watson	2,025,714	(4)	4.60%

Common Stock	Victoria Vaksman	1,885,714	(5)	4.30%

Common Stock	Joseph F. McGuire	1,650,714	(6)	3.70%

Common Stock	Joseph Tumbarello	1,497,714	(7)	3.40%

Common Stock	David Fann	605,420		1.20%

Common Stock	Pierre Besuchet	3,165,000	(8)	7.20%

Common Stock	Don Headlund	893,000		2.00%

Common Stock	Michele Di Mauro	200,000		0.50%

Common Stock	Ernst Schoenbaechler	227,500		0.50%

	All Executive Officers and Directors as a Group (11 persons)	44,705,648	(6)	74.90%

	The corporate office address of the executive officers and directors is: 4651 Salisbury Road, Suite 485, Jacksonville, FL 32256

Other 5% owners:	None

(1)	Applicable percentage ownership is based on 44,171,119 shares of common stock outstanding as of November 25, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of November 25, 2009 for all stockholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of November 25, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Includes 6,190,476 stock purchase warrants and 7,331,927 potential shares upon conversion of the convertible note, plus interest through November 30, 2009.
(3)	Includes 2,000,000 vested employee stock options and 262,857 stock purchase warrants. Includes 857,143 stock purchase warrants.
(4)	Includes 1,500,000 vested employee stock options and 262,857 stock purchase warrants.
(5)	Includes 342,857 stock purchase warrants.
(6)	Includes 1,125,000 vested employee stock options and 262,857 stock purchase warrants.
(7)	Includes 759,000 vested employee stock options and 262,857 stock purchase warrants.
(8)	Includes 1,000,000 vested stock options and 600,000 stock purchase warrants.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	7,455,159	$0.39	2,644,841
Total	7,455,159	$0.39	2,644,841

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as listed below, since September 1, 2009, we have not been a party to any transaction, proposed transaction, or series of transactions involving amounts in excess of $120,000, in which, to our knowledge, any of our directors, officers, any nominee for election as a director, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Option Exercises

On October 15, 2008, Michael Dodak exercised 1,000,000 options with an exercise price of $0.30 in a cashless transaction and received 190,000 shares of our common stock.

Mr. David Fann, also on October15, 2008, exercised 1,000,000 options with an exercise price of $0.30 in a cashless transaction and received 190,000 shares of our common stock.

Issuance of Common Stock

On February 9, 2009, the Company issued 100,000 shares of stock to the new Chairman of the Board and incurred $25,000 of equity-based compensation expense.

On February 27, 2009, Mike Dodak received 84,363 shares of stock and David Fann received 73,945 shares of stock in lieu of payment for accrued vacation. The payments were valued at $21,006 and $18,486, respectively.

Convertible Debt

Raymond Goldsmith, our Chairman of the Board, is the sole member of Sherington Holdings, LLC.

On October 29, 2008, we entered into and are obligated on the Original Agreement with Sherington for the “October 2008 Note” in the principal amount of $320,000 and closed on the sale and purchase on October 31, 2008. The October 2008 Note bears interest at 10%, matures December 31, 2008 and is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.25 per share. The Company may only redeem the October 2008 Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, the conversion price will be reduced by a weighted average.

The October 2008 Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. Until the sale of Atlas on May 14, 2009, the Company’s obligations under the October 2008 Note were secured by all the assets of and the membership interest in Atlas LLC held by the Company. As a provision of the sale of Atlas, Sherington released its lien on both the Atlas assets and the membership interest in Atlas.

On December 1, 2008, we entered into the “Amended Agreement” with Sherington, which amended the Original Agreement. The Amended Agreement provided for an increase in the principal amount from $320,000 to

$1,000,000. On December 1, 2008, the Company issued the “December 2008 Note” and the October 2008 Note was canceled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000. Interest of $74,511 has been accrued as of August 31, 2009.

Sale of Equity to Related Parties

On July 1, 2009, the Company sold 5,714,286 shares of common stock, $.001 par value (the “Common Stock”) and related common stock purchase warrants to various accredited investors at a per share purchase price of $0.175 representing gross proceeds of $1,000,000 as more fully detailed below.

July 2009 Financing with Sherington - On July 1, 2009, to obtain funding for the development of the business, the Company entered into a securities purchase agreement (the “Sherington June 2009 Purchase Agreement”) with Sherington Holdings, LLC (“Sherington”) pursuant to which Sherington purchased 2,857,143 shares of Common Stock (the “Sherington Purchased Shares”) at a purchase price of $0.175 per share and (ii) a warrant, to purchase 2,857,143 shares of Common Stock (the “Sherington New Warrant”) for aggregate gross proceeds of $500,000.

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

The securities were offered and sold to Sherington in a sale transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

July 2009 Financing with Accredited Investors - On July 1, 2009, to obtain funding for the development of the business, the Company entered into a securities purchase agreement (the “June 2009 Purchase Agreement”) with accredited investors (the “July 2009 Investors”) pursuant to which the July 2009 Investors purchased, in the aggregate, 2,857,143 shares (the “Purchased Shares”) of the Company’s Common Stock at a purchase price of $0.175 per share and (ii) a warrant, to purchase, in the aggregate, 2,857,143 shares of Common Stock (the “July 2009 Warrant”) for aggregate gross proceeds of $500,000. The July 2009 Investors include the following parties:

•	John Hancock, the Company’s Chief Executive Officer, purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock;

•	Joseph F. McGuire, the Company’s Chief Financial Officer, purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock;

•	Joseph Tumbarello, the Company’s Chief Operating Officer purchased 262,857 shares of Common Stock and received a July Warrant to purchase 262,857 shares of Common Stock;

•

John Watson, the Company’s Executive Vice President through JHW Investments LLC, a company beneficially owned by Mr. Watson purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock;

•	Victoria Vaksman, the Company’s Executive Vice President and Director, purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock; and

•	Pierre Besuchet, a director of the Company, purchased 600,000 shares of Common Stock and received a July 2009 Warrant to purchase 600,000 shares of Common Stock.

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

The securities were offered and sold to the July 2009 Investors in a sale transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The July 2009 Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Amendment to December 2008 Financing Documents - On July 1, 2009, the Company entered into the First Amendment to the Amended and Restated Note Purchase Agreement (the “First Amended Agreement”) with Sherington, which amended the Amended and Restated Note Purchase Agreement entered by and between the Company and Sherington on December 1, 2008 (the “Amended Agreement”). The Amended Agreement provided for a decrease in the minimum number of card sales required to be sold in South Africa from 150,000 prior to July 31, 2009 to 100,000 on or prior to September 30, 2009.

In connection with the First Amended Agreement, on July 1, 2009, the Company (i) issued that certain Second Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “July 2009 Note”) and the July 2009 Note replaced the Amended and Restated Secured Promissory Note issued to Sherington on December 1, 2008 (the “December 2008 Note”) and the December 2008 Note was canceled and (ii) issued that certain Second Amended and Restated Warrant to Purchase Common Stock (the “July 2009 Warrant”) and the July 2009 Warrant replaced the warrant issued to Sherington on January 6, 2009 (the “January 2009 Sherington Warrant”) and the January 2009 Warrant was canceled.

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

Atlas Merchant Services, LLC

In July 2008, we acquired the assets (the “Asset Purchase Agreement”) of Atlas Merchant Services, Inc. (“Atlas Inc”), an Atlanta-based company that markets debit and credit card programs to merchants and employers throughout the United States. The new entity, a wholly owned subsidiary of the Company, was named Atlas Merchant Services, LLC (“Atlas LLC”) and was incorporated under the laws of Nevada.

As we progressed with our South African operations, we found there was no synergy between overseas debit card operations and US merchant services. Management recognized that the two companies would fare better under separate ownership.

Therefore, during March 2009, FNDS3000 Corp and Victor Geber, the owner of Atlas Inc. began negotiations to enter into a transaction which would allow Mr. Gerber to purchase Atlas LLC from the Company.

On May 14, 2009, the Company and Atlas LLC entered into a Settlement/Membership Interest Purchase Agreement (the “Gerber Settlement Agreement”) with Victor Gerber and Atlas Inc. (the “Gerber Parties”), pursuant to which the Company and the Gerber Parties agreed to the following:

•

In consideration for the sale of all of the outstanding membership interests of Atlas LLC by the Company to Atlas Inc., all obligations under the Asset Purchase Agreement, dated June 30, 2008, by and between the Company and Atlas Inc. are terminated and neither party has any further obligation or liability under the Asset Purchase Agreement.

•

In consideration for the payment of $30,000 by the Company to the Gerber Parties, the employment agreement, dated July 1, 2008, by and between the Company and Mr. Gerber (the “Gerber Employment Agreement”) is terminated and neither party has any further obligation or liability under the Gerber Employment Agreement.

•

Atlas Inc. and Mr. Gerber agreed that they are selling their entire equity ownership of the Company to Sherington Holdings, LLC, (“Sherington”) a significant investor in the Company. Raymond Goldsmith, the Chairman of the Company, is the Chairman and CEO of Sherington Holdings, LLC. The Company waived any right of first refusal it may have pursuant to the Asset Purchase Agreement in connection with such sale.

•

Mr. Gerber and Company agreed that they would enter into a consulting agreement, effective July 1, 2009, pursuant to which Mr. Gerber will provide consulting services to the Company in consideration for five thousand dollars ($5,000) per month. The initial term of this consulting agreement shall be through December 31, 2009 but either party may terminate for any reason whatsoever on or after October 31, 2009.

•

The Company agreed that in the event that as of October 30, 2009, the market value of the Company’s common stock is less than $0.43 per share, the Company would promptly deliver to Mr. Gerber an amount equal to the Shortfall. The “Shortfall” shall mean the excess of $0.43 over the market value of the

Company’s common stock multiplied by 883,721. The market value of the Company’s common stock is defined as the average publicly trade price on the Over-the-Counter Bulletin Board for the ten business days ending October 30, 2009.

•

The Company agreed that for a period of one year from the date of the Gerber Settlement Agreement, it will not solicit any customer of Atlas Inc. for the purpose of offering the following services to such customers: (1) processing merchant transactions through third-party processors, (2) processing cash advances to merchants or (3) providing GVPN services.

•	Each of the parties mutually released the other party from all claims except as set forth in the Gerber Settlement Agreement.

Based upon information available at the time, an estimated loss of $836,000 was recognized in the financial statements as reported for the six and three months ended February 28, 2009. As of May 14, 2009, the loss was revised to approximately $738,000 for the sale of Atlas.

Additionally, as part of the agreement to sell Atlas LLC back to Mr. Gerber, the Company supported a guarantee made by Mr. Gerber to one shareholder with respect to its stock performance. The Company agreed, as per an amendment dated October 16, 2009, that in the event that the market value of the Company’s common stock as of December 15, 2009 is less than $0.43 per share, the Company would pay to Mr. Gerber an amount equal to the excess of $0.43 over the market value of the Company’s common stock multiplied by 883,721. The market value of the Company’s common stock is the average publicly trade price on the Over-the-Counter Bulletin Board for the ten business days ending December 15, 2009. The Company recognized a loss and accrued a contingent liability of $111,429 as of August 31, 2009.

Travel Expenses

We owe Sherington, a major shareholder of the Company, approximately $136,700 which represents travel-related expenses incurred by the Company as of August 31, 2009.

Please also refer to NOTE 16 – Subsequent Events, included in the footnotes of the audited financial statements for the year ended August 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

Audit Fees. The aggregate fees billed by L.L. Bradford and Company, LLC (“Bradford”) for professional services rendered for the audit of the Company’s annual financial statements in the Company’s Annual Report on Form 10-K(SB) for the years ended August 31, 2009 and 2008 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q(SB) were $58,000 and $38,500, respectively. There were no unbilled fees by Bradford for professional services rendered for the audit of the Company’s annual financial statements for the years ended August 31, 2009 and 2008.

Audit Related Fees. Fees billed by Bradford to provide professional services to the Company regarding audit related fees during the fiscal years ended August 31, 2009 and 2008 were $3,000 and $800, respectively.

Tax Related Fees. During the fiscal years ended August 31, 2009 and 2008, Bradford billed $2,000 and $0.0, respectively, for tax related services.

All Other Fees. The Company did not engage Bradford for any other services during the fiscal years ended August 31, 2009 and 2008 other than the services described under “Audit Fees” and “Audit Related Fees.”

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation – Restated and Amended August 15, 2007 (Incorporated by reference to form 8-K filed with the SEC on August 16, 2007)

3.2	By-Laws of FNDS3000 Corp – As Amended (Incorporated by reference to form SB-2 filed with the SEC on November 8, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to form 8-K filed with the SEC on January 9, 2008)

3.4	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to form 8-K filed with the SEC on March 28, 2008)

4.1	2009 Incentive Stock Plan (filed herewith)

4.2	Amended Settlement/Membership Interest Purchase Agreement entered by and between FNDS3000 Corp and Victor F. Gerber and Atlas Merchant Services, Inc. dated October 20, 2009 (Incorporated by reference to form 8-K filed with the SEC on October 26, 2009)

4.3	Forbearance and Note Modification Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated November 2, 2009 (Incorporated by reference to form 8-K filed with the SEC on November 5, 2009)

4.4	Warrant to Purchase Common Stock entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated November 2, 2009 (Incorporated by reference to form 8-K filed with the SEC on November 5, 2009)

4.5	Second Amended and Restated Warrant to Purchase Common Stock entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated November 2, 2009 (Incorporated by reference to form 8-K filed with the SEC on November 5, 2009)

4.6	Securities Purchase Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated November 2, 2009 (Incorporated by reference to form 8-K filed with the SEC on November 5, 2009)

4.7	Second Amendment to the Registration Rights Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated November 2, 2009 (Incorporated by reference to form 8-K filed with the SEC on November 5, 2009)

21.1	List of Subsidiaries (filed herewith)

31.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNDS3000 CORP

By:	/S/ JOHN HANCOCK
John Hancock
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 25th day of November, 2009.

Signature	Title

/S/ RAYMOND GOLDSMITH
Raymond Goldsmith	Chairman of the Board

/S/ JOHN HANCOCK
John Hancock	CEO, President, Director

/S/ JOHN WATSON
John Watson	EVP, Director

/S/ JOSEPH F. MCGUIRE
Joseph F. McGuire	Chief Financial Officer, Chief Accounting Officer and Treasurer

/S/ DAVID FANN
David Fann	Secretary and Director

/S/ VICTORIA VAKSMAN
Victoria Vaksman	EVP, Director

/S/ PIERRE BESUCHET
Pierre Besuchet	Director

/S/ ERNST SCHOENBAECHLER
Ernst Schoenbaechler	Director

/S/ MICHELE DIMAURO
Michele Di Mauro	Director

/S/ DON HEADLUND
Don Headlund	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of FNDS3000 Corp

We have audited the accompanying consolidated balance sheets of FNDS3000 Corp as of August 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two-year period ended August 31, 2009. FNDS3000 Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FNDS3000 Corp as of August 31, 2009 and 2008, and the results of its activities and cash flows for each of the two-year period ended August 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ L.L. Bradford & Company, LLC
Las Vegas, Nevada
November 23, 2009

FNDS3000 CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of August 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash	$403,990	$317,077
Accounts receivable, net	14,385	—
Prepaid expenses and other current assets	84,229	8,837
Due from related party	269	35,097
Current assets from discontinued operations	—	91,360

Total current assets	502,873	452,371

Deposits	29,199	46,470
Property and equipment, net	114,823	88,745
Property and equipment, net, from discontinued operations	—	25,666
Software license, net	1,471,663	1,597,438
Other intangibles, net, from discontinued operations	—	1,725,000

Total assets	$2,118,558	$3,935,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$75,480	$46,658
Accrued payroll and benefits	93,327	138,972
Other accrued liabilities	80,423	14,686
Stock price indemnity	111,429	—
Due to related party	144,330	3,000
Convertible note payable	1,000,000	—
Notes payable	—	550,000
Current liabilities from discontinued operations	—	496,692

Total current liabilities	1,504,989	1,250,008
Notes payable-long-term from discontinued operations	—	250,000

Total liabilities	1,504,989	1,500,008

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par; 100,000,000 shares authorized; 40,562,786 issued and outstanding, August 31, 2009 28,007,562 and 26,007,562 issued and outstanding, August 31, 2008	40,563	26,008
Paid-in capital	12,524,899	8,683,842
Accumulated deficit	(11,951,893)	(6,274,168)

Total stockholders’ equity	613,569	2,435,682

Total liabilities and stockholders’ equity	$2,118,558	$3,935,690

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31,
	2009	2008
Revenues, net	$88,981	$25,931
Cost of sales	203,498	15,600

Gross (loss)/profit	(114,517)	10,331

Operating expenses:
Salaries and benefits	2,383,361	1,340,728
Travel expense	429,151	294,877
Professional and consultant fees	725,138	1,355,425
Depreciation and amortization expense	233,373	44,071
Other selling, general and administrative	247,030	96,592

Total operating expenses from continuing operations	4,018,053	3,131,693

Loss from continuing operations	(4,132,570)	(3,121,362)

Other income (expense):
Interest and other income	16,429	9,291
Interest expense	(96,262)	(23,120)
Gain/(loss) on currency translation	1,383	(8,121)
Other income	6,120	—
Gain/(loss) on asset disposal	997	(1,682)

Total other expense from continuing operations	(71,333)	(23,632)

Net loss from continuing operations before income taxes	(4,203,903)	(3,144,994)
Provision for income taxes	—	—

Net loss from continuing operations	(4,203,903)	(3,144,994)

Loss from discontinued operations	(574,915)	(331,041)
Imputed interest on note payable	(49,287)	—
Stock price indemnity	(111,429)	—
Loss on sale of Atlas	(738,191)	—

Net loss from discontinued operations	(1,473,822)	(331,041)

Total net loss	$(5,677,725)	$(3,476,035)

Net loss per common share:
Basic earnings per share:
Loss from continuing operations	$(0.13)	$(0.18)
Loss from discontinued operations	(0.04)	(0.02)

Net loss	$(0.17)	$(0.19)

Diluted earnings per share:
Loss from continuing operations	$(0.13)	$(0.18)
Loss from discontinued operations	(0.04)	(0.02)

Net loss	$(0.17)	$(0.19)

Weighted average common shares:
Basic	33,390,910	17,838,621

Diluted	33,390,910	17,838,621

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Prepaid Stock	Common Stock Payable	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balances, August 31, 2007	10,642,220	$10,642	$2,600,670	$—	$174,900	$(2,798,133)	$(11,920)

Issuance of stock for services	22,770	23	14,208	—	—	—	14,231

Issuance of stock for shares payable	300,000	300	149,600	—	(149,900)	—	—

Issuance of stock for services at $0.73 per share	200,000	200	145,800	—	—	—	146,000

Issuance of common stock for cash:
At $1.00 per share (net of offering costs of $25,000)	200,000	200	74,800	—	—	—	75,000

Issuance of common stock for cash:
At $1.25 per share (net of offering costs of $105,000)	2,080,000	2,080	1,192,920	—	—	—	1,195,000

Issuance of stock for shares payable	50,000	50	26,450	—	(25,000)	—	1,500

Issuance of stock for services at $0.66 per share	1,003,000	1,003	728,247	(67,500)	—	—	661,750

Issuance of common stock payable for cash:
At $0.625 per share	—	—	—	—	400,000	—	400,000

Issuance of stock for shares payable	640,000	640	399,360	—	(400,000)	—	—

Issuance of stock for services at $0.50 per share	125,000	125	62,375	—	—	—	62,500

Issuance of options for services at $0.25 per share	—	—	81,012	—	—	—	81,012

Issuance of common stock for cash:
At $0.25 per share (net of offering costs of $260,000)	5,980,000	5,980	1,229,020	—	—	—	1,235,000

Issuance of common stock related to acquisition at $0.39 per share	3,000,000	3,000	1,167,000	—	—	—	1,170,000

Issuance of stock for services at $0.43 per share	300,000	300	118,700	—	—	—	119,000

Issuance of common stock for cash:
At $0.35 per share	978,572	979	341,522	—	—	—	342,500

Issuance of common stock for cash:
At $0.25 per share	486,000	486	121,014	—	—	—	121,500

Issuance of stock options for services at $0.30 per share	—	—	196,158	—	—	—	196,158

Recognition of vested stock option expense for services
At $0.30 per share	—	—	34,986	—	—	—	34,986

Recognition of expense related to prepaid stock	—	—	—	67,500	—	—	67,500

Net loss	—	—	—	—	—	(3,476,035)	(3,476,035)

Balances, August 31, 2008	26,007,562	26,008	8,683,843	—	—	(9,031,433)	(321,583)

Issuance of common stock for cash:
At $0.25 per share	8,000,000	8,000	1,992,000	—	—	—	2,000,000

Issuance of common stock for cash:
At $0.175 per share	5,714,286	5,714	986,235	—	—	—	991,949
Net of offering costs of $8,051

Issuance of common stock for cash:
At $0.35 per share	52,630	53	16,789	—	—	—	16,842

Cashless exercise of stock options	380,000	380	(380)	—	—	—	—

Issuance of stock for services at $0.50 per share	150,000	150	74,850	—	—	—	75,000

Issuance of stock for services at $0.25 per share	258,308	258	64,319	—	—	—	64,577

Recognition of vested stock option expense for services
At $0.835 per share	—	—	51,772	—	—	—	51,772

Recognition of vested stock option expense for services
At $0.745 per share	—	—	3,761	—	—	—	3,761

Recognition of vested stock option expense for services
At $0.45 per share	—	—	2,309	—	—	—	2,309

Recognition of vested stock option expense for services
At $0.44 per share	—	—	6,737	—	—	—	6,737

Recognition of vested stock option expense for services
At $0.40 per share	—	—	3,610	—	—	—	3,610

Recognition of vested stock option expense for services
At $0.39 per share	—	—	175,337	—	—	—	175,337

Recognition of vested stock option expense for services
At $0.30 per share	—	—	4,132	—	—	—	4,132

Recognition of vested stock option expense for services
At $0.28 per share	—	—	37,593	—	—	—	37,593

Recognition of vested stock option expense for services
At $0.26 per share	—	—	411,185	—	—	—	411,185

Recognition of vested stock option expense for services
At $0.25 per share	—	—	6,267	—	—	—	6,267

Recognition of vested stock option expense for services
At $0.19 per share	—	—	4,541	—	—	—	4,541

Net loss	—	—	—	—	—	(5,677,725)	(5,677,725)

Balances, August 31, 2009	40,562,786	$40,563	$12,524,899	$—	$—	$(14,709,158)	$(2,143,696)

The accompanying notes are an integral part of these consolidated financial statements.

FUNDS3000 CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,677,725)	$(3,476,035)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,373	44,071
Depreciation and amortization - discontinued operations	305,963	87,192
Allowance for impared intangible - discontinued operations	—	226,741
Loss on sale of Atlas	738,193	—
Non-cash stock compensation	846,821	1,383,138
Loss on asset disposal	997	—
Imputed interest on note payable - discontinued operations	49,287	—
Stock price indemnity	111,429	—
Currency translation adjustment	(887)	5,698
Change in operating assets and liabilities:
Accounts receivable	(14,385)	(70,160)
Due from related party	34,828	(35,097)
Prepaid expenses and other current assets	(58,121)	(43,373)
Accounts payable and accrued liabilities	81,478	23,318
Accrued payroll and benefits	(45,645)	162,232
Due to related party	141,330	20,860
Net cash flows from discontinued operations	1,891	—

Net cash used in operating activities	(3,251,173)	(1,671,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(128,942)	(117,308)
Proceeds from sale of equipment	59,062	—
Acquisition of assets	—	(250,000)
Purchase of software license	(50,825)	(847,438)

Net cash used in investing activities	(120,705)	(1,214,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	3,008,791	3,369,000
Borrowings on notes payable	1,000,000	—
Principal payments on notes payable	(550,000)	(200,000)

Net cash provided by financing activities	3,458,791	3,169,000

Net increase in cash and cash equivalents	86,913	299,877

Cash and cash equivalents at beginning of year	317,077	34,238

CASH AND CASH EQUIVALENTS AT END OF YEAR	$403,990	$334,115

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Issuance of common stock for prepaid services	$—	$—

Issuance of common stock in satisfaction of stock payable	$—	$—

Issuance of common stock for accrued services	$39,577	$—

Acquisition of assets
Inventory	$—	$19,000
Property and equipment	—	28,000
Other intangible	—	1,800,000
Software	—	236,599

Total assets acquired	—	2,083,599
Less cash paid	—	(250,000)

Stock issued and note payable assumed for acquisition of assets	$—	$1,833,599

Disposal of assets - discontinued operations
Purchase price of asset	$2,083,599	$—
Atlas operational losses as of May 14, 2009	(905,954)	—
Elimination of present value of initial purchase loan payable to Atlas, Inc.	(723,549)	—
Elimination inter-company balance due from Atlas LLC to the Company	284,095	—

Total loss on sale of Atlas LLC	$738,191	$—

Purchase of software license	$50,825	$1,597,438
Less cash paid	(800,825)	(847,438)

Note payable assumed in purchase of software license	$(750,000)	$750,000

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Business

FNDS3000 Corp (OTCBB: FDTC) was incorporated under the laws of the state of Delaware on January 24, 2006 and our fiscal year ends on August 31. We are a financial transaction-processing company that provides prepaid reloadable cards through strategically aligned distributors to corporate customers in cooperation with financial institutions in South Africa. We target our prepaid reloadable cards to individuals who do not have bank accounts. Our initial concentration is on the South African market where the introduction of a prepaid card solution complements the South African Government’s drive toward the economic advancement of previously disadvantaged communities.

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses of approximately $12,000,000 from operations since our inception and have negative working capital of $1,002,116 as of August 31, 2009. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through privately placed equity financing and we expect to continue to seek additional funding through private or public equity and debt financing. However, due to the current economic environment and the Company’s current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms.

Finally, we expect that operating revenues from the sales of our products and other related revenues will continue to increase.

However, there can be no assurance that our plans discussed above will materialize and/or that we will be successful in funding our estimated cash shortfalls through additional debt or equity capital and/or any cash generated by our operations. These factors, among others, indicate that there is doubt about our ability to continue as a going concern for a reasonable period.

Our financial statements do not include any adjustments relating to the recoverability and classification of recognized asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation/Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception and has a negative equity. These conditions raise doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty nor do they include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of FNDS3000 Corp and its wholly owned subsidiaries: FndsTech Corp. SA. (PTY), Atlas Merchant Services, LLC (includes activity through the sale date of May 14, 2009), and Transaction Data Management, Inc., which is inactive. Significant inter-company accounts and transactions are eliminated in consolidation.

Reclassifications

Certain items have been reclassified in the 2008 consolidated financial statements to conform to the 2009 presentation.

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

Revenue Recognition and Deferred Revenue

Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and are recognized as revenue in the period the transactions are processed or when the related services are performed.

Our revenue is derived from the following:

•	Initiation fees from sales of our prepaid and stored-value cards.

•	Transaction fees from the use and loading of cash for the prepaid and stored-value cards.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•	Maintenance fees for continued activation.

•	Financial float fees, which arise from cash obtained with the instant load of cash and convenience of prepaid cards before the funds are used.

Revenues derived from electronic processing of credit, debit and prepaid card transactions are recognized immediately as revenue and are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations such as MasterCard.

In general, our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of the existence of an arrangement; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured.

Costs of revenue, including the cost of printing the prepaid cards, are recognized at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable arise from our customers’ purchases of the plastic cards and security tokens. Our credit terms are net 10 days from the date of shipment. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. We perform ongoing credit evaluations of all of our customers and generally do not require collateral.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account, and related bad debts is based upon our review of the collectibility of our receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Major additions will be capitalized, while minor additions, maintenance and repairs, which do not extend the useful life of an asset, will be expensed as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in current operations.

Long-Lived Assets and Impairment

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. Upon our review, no impairment of long-lived assets was recognized for the fiscal year ended August 31, 2009.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

However, the prior year’s assessment indicated that the fair value of the software acquired as a result of the Atlas acquisition in July, 2008 was considered to be impaired and we recognized an impairment charge in our income statement for the fiscal year ended August 31, 2008.

Purchased and Developed Software

Purchased and developed software includes the costs to purchase third-party software and to develop internal-use software for sale. The Company follows the guidance in Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) for capitalizing software projects. The Company has capitalized $1,500,000 for the GCC license fee and $148,263 for development costs relating to its installation and testing.

As we began processing transactions in December 2008, we also began amortizing the purchase of the GCC software license over seven years. As of August 31, 2009, amortization expense of $176,600 has been recognized.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 40,562,786 and 26,007,562 for the fiscal years ended August 31, 2009 and 2008, respectively. Diluted net loss per common share is not presented, as the effect of conversion is anti-dilutive.

Equity – Based Compensation

The Company has share-based compensation plans, which are described more fully herein under NOTE 14 – “2009 Stock Incentive Plan.” We have adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application transition method.

Fair value of the stock options is estimated using a Black-Scholes option pricing formula. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the weekly closing price of the Company’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal or provided by a third-party on the date of the grant for the expected option life; and (3) expected option life represents the period of time the options are expected to be outstanding.

SEC Staff Accounting Bulletin No. 110, “Share Based Payment,” allows companies to continue to use the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the simplified method is allowed and has determined use of the simplified method is applicable for the Company.

The Company issues stock as compensation for services at the current market fair value. We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Prior to February 2009, the Company used quoted market prices as a basis for the fair value of the common stock. Beginning in February 2009, the Company issued significant amounts of common stock in exchange for cash, which was used to determine the fair value of the shares issued for services at or near the time of these issuances for cash.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recognized in the current period.

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

Our use of a derivative instrument is limited to a guarantee included in the Settlement/Membership Interest Purchase Agreement for the sale of Victor F. Gerber and Atlas Merchant Services, Inc. in which the Company agreed that in the event that as of October 30, 2009, the market value of the Company’s common stock is less than $0.43 per share, the Company shall promptly deliver to Mr. Gerber an amount equal to the Shortfall. The “Shortfall” shall mean the excess of $0.43 over the market value of the Company’s common stock multiplied by 883,721. The market value of the Company’s common stock is the average publicly trade price on the Over-the-Counter Bulletin Board for the ten business days ending October 30, 2009. The Company recognized a loss and accrued a contingent liability of $111,429 as of August 31, 2009.

Subsequently, the Company agreed, as per an amendment dated October 16, 2009, that the date at which the Shortfall would be determined would be extended to December 15, 2009.

Foreign Currency Gains and Losses

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

Note 4 – Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles; a replacement of FASB Statement No. 162.” This Statement replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The objective of this Statement is to establish the FASB Accounting Standards

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company believes that the adoption of this Statement will not have a material effect on its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” The objective of this Statement is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company believes that the adoption of this Statement will not have a material effect on its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company believes that the adoption of this Statement will not have a material effect on its financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 for the period ending August 31, 2009, which did not have an impact on our financial position or results of operations.

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

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” which is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

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

Note 5 – Accounts Receivable

The Company has accounts receivable from distributors and customers for sales of security tokens, blank cards and other miscellaneous transactions.

Note 6 – Property and Equipment

Property and equipment consisted of the following at August 31, 2009, and 2008:

Category	2009	2008
Computer equipment	$82,055	$122,862
Software	55,924	—
Furniture	9,377	30,672
Other equipment	4,117	22,882
Leasehold improvement	16,680	—

	168,153	176,416
Less accumulated depreciation	(53,330)	(50,306)

Fixed assets, net	$114,823	$126,110

During the fiscal years ended August 31, 2009 and 2008, the Company recognized depreciation expense of $53,329 and $50,306, respectively.

Note 7 – Intangible Assets

The Company’s intangible assets as of August 31, 2009 are as follows:

Intangible Assets	Estimated Useful Lives (Years)	Cost	Accumulated Amortization / Impairment	Net Value
Customer agreements	—	$1,800,000	$1,800,000	$—
Software license	7	1,648,263	176,600	1,471,663
Software	4	236,599	236,599	—

		$3,684,862	$2,213,199	$1,471,663

Amortization expense related to customer agreements and software acquired by the Company in the Atlas acquisition began on July 1, 2008 for a total expense of $75,000 as of August 31, 2008. Upon review of the fair value of these assets at August 31, 2008, the Company allowed for total impairment of the software and recognized a loss on software of $226,741 for the year ended August 31, 2008.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s intangible assets as of August 31, 2008 were as follows:

Intangible Assets	Estimated Useful Lives (Years)	Cost	Accumulated Amortization / Impairment	Net Value
Customer agreements	4	$1,800,000	$75,000	$1,725,000
Software license	7	1,597,438	—	1,597,438
Software	4	236,599	236,599	—

		$3,634,037	$311,599	$3,322,438

Prior to the sale of the Atlas subsidiary in May 2009, $300,000 of amortization expense related to the customer agreements was recognized

For the year ended August 31, 2008, no amortization expense was recognized for the GCC software license, as it had not yet begun to generate revenue. However, as we began generating revenue in December 2008, we also began amortizing the license over its expected life of seven (7) years. Amortization expense recognized for the fiscal year ended August 31, 2009 related to the GCC software license was $176,600. Estimated amortization expense for the license for the next five years is as follows:

Year Ending August 31,	Amount
2010	$235,464
2011	235,464
2012	235,464
2013	235,464
2014	235,464

Note 8 – Deposits

The Company has various non-current deposits held by third parties for security deposits on our offices and certain utilities.

Note 9 – Discontinued Operations – Atlas Merchant Services, LLC

In July 2008, we acquired the assets (the “Asset Purchase Agreement”) of Atlas Merchant Services, Inc. (“Atlas Inc”), an Atlanta-based company that markets debit and credit card programs to merchants and employers throughout the United States. The new entity, a wholly owned subsidiary of the Company, was named Atlas Merchant Services, LLC (“Atlas LLC”) and was incorporated under the laws of Nevada.

At the time of acquisition, the Company was generating approximately $1 million in annual revenue. In consideration for the assets under the July 2008 Asset Purchase Agreement, the Company issued the seller 3,000,000 shares of common stock the Company and agreed to pay Atlas Inc. $1,000,000 in cash payable in four equal separate installments of $250,000 on the date of closing, prior to March 31, 2009, prior to June 30, 2009 and prior to June 30, 2010. Atlas Inc. had the potential to receive up to an additional 2,000,000 shares of common stock if certain monthly gross margin targets were achieved.

The total purchase price of the acquisition is as follows:

Cash	$250,000
Present value of liability	663,599
Fair value of common stock	1,170,000

Total purchase price	$2,083,599

Consistent with the purchase method of accounting, the total purchase price was allocated to the acquired tangible and intangible assets of Atlas Inc. based on their estimated fair values as of the acquisition closing date.

The allocation of the purchase price as of July 3, 2008 for the acquired assets was as follows:

Inventories	$19,000
Property and equipment, net	28,000
Customer agreements	1,800,000
Software	236,599

$2,083,599

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

However, upon review of the fair value of these assets at August 31, 2008, the Company determined that the software it had acquired had not produced the anticipated revenue nor did we believe it would in the future. Therefore, we allowed for total impairment of the software and recognized a loss on software of $226,741 for the year ended August 31, 2008.

As we progressed with our South African operations, we found there was no synergy between overseas debit card operations and US merchant services. Management recognized that the two companies would fare better under separate ownership.

Therefore, during March 2009, FNDS3000 Corp and Victor Geber, the owner of Atlas Inc. began negotiations to enter into a transaction which would allow Mr. Gerber to purchase Atlas LLC from the Company.

On May 14, 2009, the Company and Atlas LLC entered into a Settlement/Membership Interest Purchase Agreement (the “Gerber Settlement Agreement”) with Victor Gerber and Atlas Inc. (the “Gerber Parties”), pursuant to which the Company and the Gerber Parties agreed to the following:

•

In consideration for the sale of all of the outstanding membership interests of Atlas LLC by the Company to Atlas Inc., all obligations under the Asset Purchase Agreement, dated June 30, 2008, by and between the Company and Atlas Inc. are terminated and neither party has any further obligation or liability under the Asset Purchase Agreement.

•

In consideration for the payment of $30,000 by the Company to the Gerber Parties, the employment agreement, dated July 1, 2008, by and between the Company and Mr. Gerber (the “Gerber Employment Agreement”) is terminated and neither party has any further obligation or liability under the Gerber Employment Agreement.

•

Atlas Inc. and Mr. Gerber agreed that they are selling their entire equity ownership of the Company to Sherington Holdings, LLC, (“Sherington”) a significant investor in the Company. Raymond Goldsmith, the Chairman of the Company, is the Chairman and CEO of Sherington Holdings, LLC. The Company waived any right of first refusal it may have pursuant to the Asset Purchase Agreement in connection with such sale.

•

Mr. Gerber and Company agreed that they would enter into a consulting agreement, effective July 1, 2009, pursuant to which Mr. Gerber will provide consulting services to the Company in consideration for five thousand dollars ($5,000) per month. The initial term of this consulting agreement shall be through December 31, 2009 but either party may terminate for any reason whatsoever on or after October 31, 2009.

•

The Company agreed that in the event that as of October 30, 2009, the market value of the Company’s common stock is less than $0.43 per share, the Company would promptly deliver to Mr. Gerber an amount equal to the Shortfall. The “Shortfall” shall mean the excess of $0.43 over the market value of the Company’s common stock multiplied by 883,721. The market value of the Company’s common stock is defined as the average publicly trade price on the Over-the-Counter Bulletin Board for the ten business days ending October 30, 2009.

•

The Company agreed that for a period of one year from the date of the Gerber Settlement Agreement, it will not solicit any customer of Atlas Inc. for offering the following services to such customers: (1) processing merchant transactions through third party processors, (2) processing cash advances to merchants or (3) providing GVPN services.

•	Each of the parties mutually released the other party from all claims except as set forth in the Gerber Settlement Agreement.

Based upon information available at the time, an estimated loss of $836,000 was recognized in the financial statements as reported for the six and three months ended February 28, 2009. As of May 14, 2009, the loss was revised to approximately $738,000 for the sale of Atlas.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The table below provides the relevant information related to the operations of Atlas LLC:

	Since Inception to May 14 2009	For the Nine Months Ended May 14 2009	For the Three Months Ended May 14 2009
Revenues, net	$736,863	$574,636	$104,564
Cost of sales	111,505	65,117	8,664

Gross profit/(loss)	625,358	509,519	95,900

Operating expenses:
Salaries and benefits	548,173	456,122	111,729
Travel expense	42,004	29,784	4,177
Professional and consultant fees	45,544	40,756	—
Depreciation and amortization expense	393,155	305,963	76,504
Asset impairment	226,741	—	—
Commissions	86,154	77,804	9,076
Other selling, general and administrative	81,510	66,003	14,053

Total operating expenses from discontinued operations	1,423,281	976,432	215,539

Loss from discontinued operations	(797,923)	(466,913)	(119,639)

Other income (expense):
Interest expense	(31)	—	—
Other loss	(108,000)	(108,000)	(44,000)

Total other income (expense):	(108,031)	(108,000)	(44,000)

Net loss from discontinued operations	(905,954)	(574,913)	(163,639)

Net loss per share – basic and diluted	$(0.03)	$(0.02)	$(0.00)

Weighted average shares outstanding – basic and diluted	31,095,522	31,095,522	34,848,500

The consideration received on the sale of Atlas LLC is $723,549, the present value of the initial purchase loan as of May 14, 2009.

The loss recognized on the sale is as follows:

Elimination of inter-company balance due from Atlas LLC to the Company	$284,095
Elimination of initial investment in Atlas LLC	2,083,599
Atlas operational losses as of May 14, 2009	(905,954)
Elimination of present value of initial purchase loan payable to Atlas Inc.	(723,549)

Total loss on sale	$738,191

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of the assets and liabilities sold as reported at August 31, 2008 and as reported on the closing date of May 14, 2009:

	As of May 14, 2009	As of August 31, 2008
Cash	$—	$39,083
Accounts receivable	53,796	70,160
Inventories	7,567	19,000
Other current assets	—	2,200
Property and equipment, net	19,703	25,666
Intangibles, net	1,425,000	1,725,000

Total assets	1,506,066	1,881,109

Accounts payable	4,074	30,016
Accrued liabilities	40,250	98,535
Present value of initial loan	723,549	684,926

Total liabilities	767,873	813,477

Net assets of discontinued operations	$738,193	$1,067,632

In settlement of Mr. Gerber’s employment agreement, the Company paid Mr. Gerber a lump-sum payment of $30,000.

Additionally, as part of the agreement to sell Atlas LLC back to Mr. Gerber, the Company supported a guarantee made by Mr. Gerber to one shareholder with respect to its stock performance. The Company agreed, as per an amendment dated October 16, 2009, that in the event that as of December 15, 2009, the market value of the Company’s common stock is less than $0.43 per share, the Company would pay to Mr. Gerber an amount equal to the excess of $0.43 over the market value of the Company’s common stock multiplied by 883,721. The market value of the Company’s common stock is the average publicly trade price on the Over-the-Counter Bulletin Board for the ten business days ending December 15, 2009. The Company recognized a loss and accrued a contingent liability of $111,429 as of August 31, 2009.

Note 10 – Related Party Transactions

Travel Expenses

Reimbursement for travel expenses which the Company owes to various employees and members of management is approximately $6,600. Also, we owe Sherington, a major shareholder of the Company, approximately $136,700 which represents travel-related expenses incurred by the Company as of August 31, 2009.

Option Exercises

On October 15, 2008, Michael Dodak exercised 1,000,000 options with an exercise price of $0.30 in a cashless transaction and received 190,000 shares of our common stock.

Mr. David Fann, also on October 15, 2008, exercised 1,000,000 options with an exercise price of $0.30 in a cashless transaction and received 190,000 shares of our common stock.

Issuance of Common Stock

On February 9, 2009, the Company issued 100,000 shares of stock to the new Chairman of the Board and incurred $25,000 of equity-based compensation expense.

On February 27, 2009, Mike Dodak received 84,363 shares of stock and David Fann received 73,945 shares of stock in lieu of payment for accrued vacation. The payments were valued at $21,006 and $18,486, respectively.

Convertible Debt

On October 29, 2008, we entered into and are obligated on the Original Agreement with Sherington for the “October 2008 Note” in the principal amount of $320,000 and closed on the sale and purchase on October 31, 2008. The October 2008 Note bears interest at 10%, matures December 31, 2008 and is convertible into the Company’s

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

common stock, at Sherington’s option, at a conversion price of $0.25 per share. The Company may only redeem the October 2008 Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, the conversion price will be reduced by a weighted average.

The October 2008 Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. Until the sale of Atlas on May 14, 2009, the Company’s obligations under the October 2008 Note were secured by all the assets of and the membership interest in Atlas LLC held by the Company. As a provision of the sale of Atlas, Sherington released its lien on both the Atlas assets and the membership interest in Atlas.

On December 1, 2008, we entered into the “Amended Agreement” with Sherington, which amended the Original Agreement. The Amended Agreement provided for an increase in the principal amount from $320,000 to $1,000,000. On December 1, 2008, the Company issued the “December 2008 Note” and the October 2008 Note was canceled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000. Interest of $74,511 has been accrued as of August 31, 2009.

Sale of Equity to Related Parties

On July 1, 2009, the Company sold 5,714,286 shares of common stock, $.001 par value (the “Common Stock”) and related common stock purchase warrants to various accredited investors at a per share purchase price of $0.175 representing gross proceeds of $1,000,000 as more fully detailed below.

July 2009 Financing with Sherington - On July 1, 2009, to obtain funding for the development of the business, the Company entered into a securities purchase agreement (the “Sherington June 2009 Purchase Agreement”) with Sherington Holdings, LLC (“Sherington”) pursuant to which Sherington purchased 2,857,143 shares of Common Stock (the “Sherington Purchased Shares”) at a purchase price of $0.175 per share and (ii) a warrant, to purchase 2,857,143 shares of Common Stock (the “Sherington New Warrant”) for aggregate gross proceeds of $500,000.

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

The securities were offered and sold to Sherington in a sale transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

July 2009 Financing with Accredited Investors - On July 1, 2009, to obtain funding for the development of the business, the Company entered into a securities purchase agreement (the “June 2009 Purchase Agreement”) with accredited investors (the “July 2009 Investors”) pursuant to which the July 2009 Investors purchased, in the aggregate, 2,857,143 shares (the “Purchased Shares”) of the Company’s Common Stock at a purchase price of $0.175 per share and (ii) a warrant, to purchase, in the aggregate, 2,857,143 shares of Common Stock (the “July 2009 Warrant”) for aggregate gross proceeds of $500,000. The July 2009 Investors include, but are not limited to, the following parties:

•	John Hancock, the Company’s Chief Executive Officer, purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock;

•	Joseph F. McGuire, the Company’s Chief Financial Officer, purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock;

•	Joseph Tumbarello, the Company’s Chief Operating Officer purchased 262,857 shares of Common Stock and received a July Warrant to purchase 262,857 shares of Common Stock;

•

John Watson, the Company’s Executive Vice President through JHW Investments LLC, a company beneficially owned by Mr. Watson purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock;

•	Victoria Vaksman, the Company’s Executive Vice President and Director, purchased 262,857 shares of Common Stock and received a July 2009 Warrant to purchase 262,857 shares of Common Stock; and

•	Pierre Besuchet, a director of the Company, purchased 600,000 shares of Common Stock and received a July 2009 Warrant to purchase 600,000 shares of Common Stock.

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

The securities were offered and sold to the July 2009 Investors in a sale transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The July 2009 Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Amendment to December 2008 Financing Documents - On July 1, 2009, the Company entered into the First Amendment to the Amended and Restated Note Purchase Agreement (the “First Amended Agreement”) with Sherington, which amended the Amended and Restated Note Purchase Agreement entered by and between the Company and Sherington on December 1, 2008 (the “Amended Agreement”). The Amended Agreement provided for a decrease in the minimum number of card sales required to be sold in South Africa from 150,000 prior to July 31, 2009 to 100,000 on or prior to September 30, 2009.

In connection with the First Amended Agreement, on July 1, 2009, the Company (i) issued that certain Second Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “July 2009 Note”) and the July 2009 Note replaced the Amended and Restated Secured Promissory Note issued to Sherington on December 1, 2008 (the “December 2008 Note”) and the December 2008 Note was canceled and (ii) issued that certain Second Amended and Restated Warrant to Purchase Common Stock (the “July 2009 Warrant”) and the July 2009 Warrant replaced the warrant issued to Sherington on January 6, 2009 (the “January 2009 Sherington Warrant”) and the January 2009 Warrant was canceled.

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

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Note 11 – Sales of Unregistered Securities and Warrants

On October 24, 2006, we issued 500,000 units comprised of one share of the Company’s common stock and one-half of one common share purchase warrant at an offering price of $0.50 per unit for proceeds of $250,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share.

In December 2006, we issued 1,260,000 units comprised of one share of the Company’s common stock and one-half of one common share purchase warrant at an offering price of $0.50 per unit for proceeds of $630,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share.

In May 2007, we issued 400,000 units comprised of one share of the Company’s common stock and one-half of one common share purchase warrant at an offering price of $0.50 per unit for proceeds of $200,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share.

In August 2007, we issued 200,000 units at an offering price of $0.50 per unit for proceeds of $75,000, net of $25,000 in offering costs. We also issued 300,000 shares towards common stock payable of $149,900, net of $100 offering cost. The units were comprised of one share of the Company’s common stock and one-half of one common share purchase warrant. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.625 per share.

In November 2007, we issued 2,080,000 units comprised of one share of the Company’s common stock and one common share purchase warrant at an offering price of $0.625 per unit for proceeds of $1,195,000, net of $105,000 in offering costs. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.875 per share.

In February 2008, we issued 640,000 units comprised of one share of the Company’s common stock and one common share purchase warrant at an offering price of $0.625 per unit for proceeds of $400,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.875 per share. The Company issued these securities on March 13, 2008.

In April 2008, we issued 5,980,000 units comprised of one share of the Company’s common stock and one common share purchase warrant at an offering price of $0.25 per unit for proceeds of $1,235,000, net of $260,000 in offering costs. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.25 per share.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In June 2008, we issued 486,000 units comprised of one share of the Company’s common stock and one common share purchase warrant at an offering price of $0.25 per unit for gross offering proceeds of $121,500. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.25 per share.

In July 2008, we issued 978,572 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.35 per unit for proceeds of $342,500. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.70 per share. The Company issued these securities August 29, 2008.

In November 2008, we issued 52,630 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.32 per unit for proceeds of $16,842. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.70 per share. The Company issued these securities August 29, 2008.

In January 2009, we issued 8,000,000 units comprised of one share of the Company’s common stock at an offering price of $0.25 per unit for proceeds of $2,000,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.35 per share.

In July 2009, as discussed in NOTE 10 – Related party Transactions, we issued 5,714,286 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.175 per unit for proceeds of $1,000,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.20 per share.

Note 12 – Other Equity Transactions

Equity Issued for Asset Purchase

As of July 1, 2008, the Company acquired the assets of an Atlanta-based company that markets merchant acquiring services and prepaid card programs. The Company issued 3,000,000 shares of common stock for a value of $1,170,000.

Stock Options

In June 2007, prior to the implementation of our first Incentive Stock Plan, 1,100,000 stock options were granted to an employee,

In fiscal year 2008, we began granting employees stock options as part of our equity compensation plans. Grants are subject to vesting contingencies related to the Participant’s continued association with the Company for a specified time and other specified conditions as the Board or Committee shall determine, in their sole discretion, consistent with the provisions of our Incentive Stock Plans.

During the fiscal year ended August 31, 2008, under our 2007 Incentive Stock Plan which authorized 4,000,000 options, 4,020,000 stock options were granted.

During the fiscal year ended August 31, 2009, under our 2008 and 2009 Incentive Stock Plans, which authorized a total of 7,000,000 options, 4,710,159 stock options were granted.

Stock options outstanding are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, August 31, 2007	1,100,000	$0.835	4.75	$1,100
Granted	4,020,000	$0.335	3.55	$4,020
Exercised	—	—	—	—
Canceled	—	—	—	—
Forfeited	(375,000)	$0.660	—	$—

Balance, August 31, 2008	4,745,000	$0.425	4.51	$4,745
Granted	4,710,159	$0.297	4.74	$4,710
Exercised	(2,000,000)	$0.300	—	—
Canceled	—	—	—	—
Forfeited	—	—	—	—

Balance, August 31, 2009	7,455,159	$0.378	4.97	$7,455

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Stock options are granted at the fair market value of the underlying common stock on the date of grant. The option terms are determined by the Compensation Committee of the Board of Directors, but no stock option may be exercised later than 10 years after the date of the grant. The option awards generally have 5-year terms with vesting in years 1 through 5 based on continuous service during that period. The Company recognizes compensation expense for these options using the straight-line recognition method over the vesting period.

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007

Risk-free interest rate	1.52% to 2.8%	1.6% to 3.3%	3.15%
Dividend yield	0.0%	0.0%	0.0%
Historical volatility of our common stock	77.1 to 82.2%	29.7 to 85.7%	81.7%
Expected life of the option in years	2.5 to 3.0	1 to 3.5	3.5

Fair value of the stock options is estimated using a Black-Scholes option pricing formula. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the weekly closing price of the Company’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal or provided by a third-party on the date of the grant for the expected option life; and (3) expected option life represents the period of time the options are expected to be outstanding.

SEC Staff Accounting Bulletin No. 110, “Share Based Payment,” allows companies to continue to use the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the simplified method is allowed and is utilizing the simplified method for stock options granted.

The Company issues stock as compensation for services at the current market fair value. We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recognized in the current period.

During the year ended August 31, 2009, 2,000,000 options were exercised via cashless exercises.

Equity Issued for Services

On December 3, 2007, the Company issued 753,000 shares for services rendered, for a value of $560,750. Included in this issuance are 200,000 shares which were issued to Michele DiMauro, an independent board member. Pierre Besuchet, an independent director, was also issued 100,000 shares.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On December 13, 2007, the Company issued 50,000 shares for services rendered, for a value of $38,500.

On January 11, 2008, the Company issued 50,000 shares for services rendered, for a value of $40,000.

Also during January 2008, the Company issued 22,770 shares for services rendered, for a value of $14,231.

On February 6, 2008, the Company issued 150,000 shares for services rendered, for a value of $90,000. Of this value, $22,500 was recognized immediately as expense. The remaining amount of $67,500, which was accounted for as Prepaid Services paid in common stock, was for services to be performed within six months. This amount was subsequently expensed upon finalization of the services.

During the three months ending May 31, 2008, the Company issued an additional 125,000 shares for services rendered, for a value of $62,500.

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

Note 13 – Retirement Benefit Plans

Employees of FNDS3000 Corp are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “401(k) Plan”) that covers all full-time employees who meet certain age and service requirements. Employees may contribute up to 20% of their annual gross pay through salary deferrals. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. During the fiscal years ended August 31, 2009 and 2008, contributions made by the Company to the 401(k) Plan were $4,640 and $11,740, respectively.

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

Note 14 – Incentive Stock Plans

The Board of Directors of the Company has approved Stock Incentive Plans for fiscal years 2007, 2008 and 2009, which authorize the issuance of a total of 10,000,000 options to purchase shares of the Company’s common stock. Pursuant to these plans, the Company has granted a total of 8,730,159 options to purchase shares of common stock issued to its directors, officers and employees. Of the 8.7 million granted, 2,000,000 options have been exercised and 375,000 have been forfeited. On September 18, 2009, the Board of Directors of the Company ratified the issuance of the outstanding and forfeited stock options to purchase 6,730,159 shares of common stock that were issued to various employees under the 2007, 2008 and 2009 Incentive Stock Plans.

Prior to the inception of the 2007 Plan Stock Incentive Plan, 1,100,000 options were issued to an employee.

Management is presently reviewing the ratification and an associated matter and, if needed, may address this matter with the Board of Directors of the Company.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following are highlights of the 2009 Incentive Stock Plan.

The 2009 Incentive Stock Plan (“the Plan”) is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

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

Any Option granted to an employee of the Company shall become exercisable over a period of no longer than five (5) years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No Option shall be exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board shall specifically determine otherwise, as provided herein. In no event shall any Option be exercisable after the expiration of ten (10) years from the date it is granted, and no Incentive Stock Option granted to a Ten Percent Holder shall, by its terms, be exercisable after the expiration of five (5) years from the date of the Option. Unless otherwise specified by the Board or the Committee in the resolution authorizing such Option, the date of grant of an Option shall be deemed the date upon which the Board or the Committee authorizes the granting of such Option.

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

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Note 15 – Commitments and Contingencies

Stock Price Indemnity

As part of the agreement to sell Atlas, LLC back to Mr. Gerber, the Company supported a guarantee by Mr. Gerber to one shareholder with respect to its stock performance. The Company agreed that in the event that as of October 30, 2009 (the “Shortfall Date”), the market value of the Company’s common stock is less than $0.43 per share, the Company would pay to Mr. Gerber an amount equal to the excess of $0.43 over the market value of the Company’s common stock multiplied by 883,721. The market value of the Company’s common stock is the average publicly trade price on the Over-the-Counter Bulletin Board for the ten business days ending October 30, 2009.

The Company has recorded a loss and accrued a contingent liability of $111,429 as of August 31, 2009. However, as this value will vary with the market value of our stock, should our stock price increase from its value at August 31, 2009, both the loss and the liability will be reduced and, conversely, should it decrease, an additional loss and liability will be recognized.

On October 20, 2009, the parties amended the Gerber Settlement Agreement providing that the Shortfall Date is now December 15, 2009 and the market value of the Company’s common stock is the average publicly traded price on the Over-the-Counter Bulletin Board for the ten business days ending December 15, 2009.

Leases

The Company has the following lease arrangements:

•

The Company relocated its corporate office, paid a deposit of $5,770 and signed a new lease agreement on an 18-month basis starting August 1, 2009 and continuing through January 31, 2011. The monthly lease amount, net of a 50% discount from August 2009 through January 31, 2010, is $1,290. The lease amount increases to approximately $2,600. Prior to this lease, The Company was paying $4,721 monthly for its office lease. The Company has recognized $51,343 for lease expense for the corporate office during the fiscal year ended August 31, 2009.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•

The Company’s South Africa operations relocated its office, paid a deposit of approximately $17,500 and signed a new five-year lease agreement starting April 1, 2009 and continuing through March 31, 2014. The current monthly lease amount (adjusted for utilities) is approximately $4,000, subject to the foreign exchange rate. As of August 31, 2009, the Company has recognized approximately $33,000 lease expense for the South Africa office.

•

The Company’s South Africa operations also entered into a three-year lease effective October 2008, for its dedicated hosting solution which is located in a fully secured, redundant data center. The monthly cost of the lease is approximately $3,800, subject to the foreign exchange rate. As of August 31, 2009, the Company recognized $42,000 lease expense for the hosting facilities and approximately $8,000 for one-time setup fees.

Our approximate lease obligations under the current leases are as follows:

Fiscal 2010	$140,200
Fiscal 2011	154,500
Fiscal 2012	117,500
Fiscal 2013	127,500
Fiscal 2014	87,100

Total	$625,800

Royalties

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

Management Services/Employment Agreements

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

On July 17, 2008, Joseph F. McGuire was hired as Chief Financial Officer with a starting salary of $65,000 and a grant of 500,000 stock options at an exercise price of $0.39 per share and with a vesting period. On October 15, 2008, and after Mr. McGuire had met certain performance criteria, the Company and he entered into a three-year employment agreement. The agreement increased his annual salary to $130,000, he received certain deferred salary funds, received a grant of an additional 500,000 stock options, and an annual grant of 500,000 stock options with a vesting period and with an exercise price equal to the closing price on October 15, 2008.

On December 4, 2008, Michael Dodak stepped down as CEO of the Company. Effective December 5, 2008, Mr. John Hancock joined the Company as Chief Executive Officer and Director with a base pay of $220,000 and Mr. John Watson were appointed Executive Vice President and Director with a base pay of $180,000.

Effective January 6, 2009, Mr. Raymond Goldsmith succeeded Michael Dodak as Chairman of the Board. Mr. Dodak resigned as a director but remains with the Company as an executive consultant.

On February 1, 2009, David Fann resigned as President of the Company; however, he remains with the Company as Secretary, as a Director and executive consultant.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In connection with the Atlas acquisition, the Company entered into an employment agreement with Victor Gerber for a term of three years pursuant to which Mr. Gerber was appointed as an Executive Vice President. In conjunction with the sale of Atlas, the parties agreed to settle the employment agreement with a one-time payment of $30,000 to Mr. Gerber.

Notes Payable

GCC License - On November 21, 2007, FNDS3000 made a down payment and entered into a Software License Agreement (the “License”) with World Processing, Ltd to allow FNDS3000 to provide a software platform for electronic payment and transaction processing. The License’s purchase price was $1,500,000, which was capitalized entirely as of August 31, 2008. Recognition of amortization expense began December 1, 2008, when the Company recorded its first sales. The cost of the license and its installation will be amortized over seven years.

During the fiscal year ended August 31, 2008, a total of $950,000 of the license fee was paid and $97,438 of developmental cost was capitalized. The balance of $550,000 on the note was paid off in three payments: $100,000 on November 30, 2008; $100,000 on December 2, 2008 and $350,000 on January 9, 2009. During the fiscal year ended August 31, 2009, an additional $50,825 of developmental cost was capitalized.

Interest expense of $18,278 and $11,667 was recognized for the fiscal years ended August 31, 2009 and 2008, respectively.

Atlas Purchase Agreement - Under the July 2008 Agreement for the purchase of certain assets from Atlas Merchant Services, Inc., the Company agreed to pay the seller $1,000,000 in cash payable in four equal separate installments on the date of closing, prior to March 31, 2009, prior to June 30, 2009 and prior to June 30, 2010. Because the Company was in the process of negotiating the sale of its interest in Atlas LLC back to Mr. Gerber and Atlas Merchant Services, Inc., the $250,000 due March 31, 2009 was not paid and the fair value of the $750,000 note payable was eliminated as part of the settlement.

Interest expense of $49,286 and $10,663 was recognized for the fiscal years ended August 31, 2009 and 2008, respectively.

Sherington Convertible Note - On October 29, 2008, we entered into a Note Purchase Agreement (the “Agreement”) with Sherington Holdings, LLC for the sale of a secured convertible promissory note in the principal amount of $320,000 (the “October 2008 Note”). Pursuant to the terms of the Agreement, the Company and Sherington closed on the sale and purchase of the October 2008 Note on October 31, 2008. The October 2008 Note bears interest at 10%, matures December 13, 2008 and is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.25 per share. The Company may only redeem the October 2008 Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average. The October 2008 Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company. The Company’s obligations under the October 2008 Note are secured by all of the assets of Atlas Merchant Services LLC, a wholly owned subsidiary of the Company, as well as the membership interest of Atlas LLC held by the Company. The October 2008 Note was offered and sold to Sherington in a sale transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Sherington Convertible Note – Amended - On December 1, 2008, we entered into the Amended Agreement with Sherington, which amended the Original Agreement. The Original Agreement provided for the sale of the October 2008 Note. Pursuant to the terms of the Original Agreement, the Company and Sherington closed on the sale and purchase of the October 2008 Note on October 31, 2008. The Amended Agreement provided for an increase in the principal amount of indebtedness subject to the Amended Agreement from $320,000 to $1,000,000. On December 1, 2008, the Company issued the December 2008 Note and the December 2008 Note replaced the October 2008 Note, and the October 2008 Note was canceled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000.

The December 2008 Note bears interest at 10% and matures on the earliest of the close of business on December 31, 2009; upon or after the occurrence of an event of default; or, if Sherington shall not have purchased 8,000,000

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

First Amendment to Sherington Convertible Note – Amended - On July 1, 2009, the Company entered into the First Amendment to the Amended and Restated Note Purchase Agreement (the “First Amended Agreement”) with Sherington, which amended the Amended and Restated Note Purchase Agreement entered by and between the Company and Sherington on December 1, 2008 (the “Amended Agreement”). The Amended Agreement provided for a decrease in the minimum number of card sales required to be sold in South Africa from 150,000 prior to July 31, 2009 to 100,000 on or prior to September 30, 2009.

In connection with the First Amended Agreement, on July 1, 2009, the Company (i) issued that certain Second Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “July 2009 Note”) and the July 2009 Note replaced the Amended and Restated Secured Promissory Note issued to Sherrington on December 1, 2008 (the “December 2008 Note”) and the December 2008 Note was canceled and (ii) issued that certain Second Amended and Restated Warrant to Purchase Common Stock (the “July 2009 Warrant”) and the July 2009 Warrant replaced the warrant issued to Sherrington on January 6, 2009 (the “January 2009 Sherington Warrant”) and the January 2009 Warrant was canceled.

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

Interest expense of $74,511 was recognized for the fiscal year ended August 31, 2009.

Note 16 – Subsequent Events

In accordance with SFAS 165, the Company has evaluated subsequent events through November 25, 2009, which is the date the financial statements were available to be issued.

On September 15, 2009, the Company issued 275,000 shares for services rendered, for a value of $137,500. Included in this issuance are 100,000 shares issued to Ernst Schoenbaechler and 100,000 shares issued to Raymond Goldsmith. These shares were issued to compensate these two board members with the requisite 200,000 issued to all of the Company’s board members. Additionally, 25,000 shares were issued to each of three board members for additional services rendered during the July 2009 financing negotiations.

Sales of Equity

On November 2, 2009, the Company sold 3,333,333 shares of common stock, $.001 par value (the “Common Stock”) and related common stock purchase warrants to various accredited investors at a per share purchase price of $0.15 representing gross proceeds of $500,000 as more fully detailed below.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

November 2009 Financing - On November 2, 2009, to obtain funding for the development of the business, FNDS3000 Corp. (the “Company”) entered into a Securities Purchase Agreement (the “November 2009 Agreement”) with Sherington Holdings, LLC (“Sherington”) pursuant to which Sherington agreed to purchase (i) 10,000,000 shares of Common Stock (the “November 2009 Shares”) at a purchase price of $0.15 per share and (ii) a common stock purchase warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.175 per share (the “November 2009 Warrant”). The Company will issue and sell the November 2009 Shares and the November 2009 Warrant in two separate closings the first of which occurred on November 2, 2009, pursuant to which the Company issued and Sherington acquired 3,333,333 November 2009 Shares and a November 2009 Warrant to purchase 3,333,333 shares of common stock for an aggregate purchase price of $500,000. In addition, on November 30, 2009, the Company will issue and Sherington will acquire 6,666,667 November 2009 Shares and a November 2009 Warrant to purchase 6,666,667 shares of common stock for an aggregate purchase price of $1,000,000 (the “Second Closing”). The Second Closing is contingent upon, among other items, the Company raising $200,000 of the Supplemental Capital Raise (as defined below), Sherington’s approval of the Additional Investors (as defined below), the Company shall have identified and taken steps to implement a plan to reduce certain operating costs by a minimum of 10%, with a target of 15%, the Company shall have paid or reimbursed Sherington for travel expenses past due in the amount of approximately $140,000 and the annual meeting (or written consent in lieu of annual meeting) of the Company’s stockholders to elect the Board of Directors and increase the authorized shares of common stock to 150,000,000 shall have occurred. Sherington has also agreed to secure the services of a consultant associated with Sherington to assist the Company in launching its mobile banking initiative. The consultant shall provide its services for a period of 13 months, which commenced on October 1, 2009. The parties have valued the contribution at approximately $250,000. Sherington will pay the salary and benefits or consulting fees of this consultant, without seeking reimbursement from the Company, the timing and scope of such services to be reasonably determined from time to time by Company management.

The November 2009 Warrants are exercisable for a period of two years from the date of issuance. The exercise price of the November 2009 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The Company is required, pursuant to the November 2009 Agreement, to raise $300,000 (the “Supplemental Capital Raise”) through the sale of 1,714,286 shares of common stock to certain accredited investors (the “Additional Investors”) at a purchase price of $0.175 per share. The Additional Investors will also receive common stock purchase warrants to purchase 1,714,286 shares of common stock at a price of $0.175 per share. If, two days prior to the second closing, the Company has raised at least $200,000 but has not secured a full commitment to raise the Supplemental Capital Raise (the “Shortfall”), then Sherington and the Company have agreed that Sherington will purchase the amount of the Shortfall, which shall not exceed $100,000, at a price of $0.15 per share.

Amendment to the July 2009 Financing - On July 1, 2009, the Company entered into the First Amendment to the Amended and Restated Note Purchase Agreement (the “First Amended Agreement”) with Sherington, which amended the Amended and Restated Note Purchase Agreement entered by and between the Company and Sherington on December 1, 2008 (the “Amended Agreement”). The First Amended Agreement provided for a decrease in the minimum number of card sales required to be sold in South Africa from 150,000 prior to July 31, 2009 to 100,000 on or prior to September 30, 2009 (the “Target”). In connection with the First Amended Agreement, on July 1, 2009, the Company issued that certain Second Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “July 2009 Note”). As the Company has not achieved the Target resulting in a default under the July 2009 Note, the Company and Sherington entered into the Forbearance and Note Modification Agreement (the “Forbearance Agreement”) dated November 2, 2009, pursuant to which Sherington has agreed to temporarily forbear from exercising its rights and remedies with respect to the default until January 31, 2010. If the Company satisfied the Target prior to January 31, 2010, then the default shall be waived.

Further, pursuant to the Forbearance Agreement, the July 2009 Note was amended to extend the maturity date to the earliest of the close of business on February 28, 2010 or upon or after the occurrence of an event of default (as defined in the July 2009 Note) and the conversion price was reduced to $0.15 per share. Further, the July 2009 Note may not be redeemed or prepaid prior to February 28, 2010 without the prior written consent of Sherington.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Pursuant to the Amended Agreement, the Company issued that certain Amended and Restated Warrant to Purchase Common Stock (the “July 2009 Warrant”). In accordance with the November 2009 Agreement, the July 2009 Warrant was canceled and replaced with the Second Amended and Restated Warrant to Purchase Common Stock dated November 2, 2009 (the “Restated November 2009 Warrant”). The Restated November 2009 Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 15,533,619 shares of common stock of the Company at a price equal to $0.35 per share through December 31, 2013. Notwithstanding the foregoing, the Restated November 2009 Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company of approximately 49% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the Restated November 2009 Warrant). Further, at the Second Closing, the Company is required to issue Sherington the Third Amended and Restated Warrant to Purchase Common Stock, which will maintain Sherington percentage of approximately 56%. The exercise price of the Restated November 2009 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

On January 6, 2009, the Company and Sherington entered into a Registration Rights Agreement pursuant to which the Company provided Sherington with the right to demand the filing of two registration statements registering the shares of common stock, the shares of common stock underlying a common stock purchase warrant and the shares of common stock issuable upon conversion of the July 2009 Note. On July 1, 2009, the Company and Sherington entered into that certain Amendment No. 1 to the Registration Rights Agreement and on November 2, 2009, the Company and Sherington entered into that certain Amendment No. 2 to the Registration Rights Agreement, whereby the definition of registerable securities was further expanded.

Entry into a Material Definitive Agreement – Stock Price Indemnity Agreement

On May 14, 2009, the Company and Atlas LLC entered into a Settlement/Membership Interest Purchase Agreement (the “Gerber Settlement Agreement”) with Victor Gerber and Atlas Inc. (“Atlas Inc.” and together with Mr. Gerber, the “Gerber Parties”) pursuant to which the Company and the Gerber Parties agreed that the Company would sell Atlas LLC and Atlas Inc. would purchase Atlas LLC. The sale of Atlas LLC occurred on May 14, 2009. In addition to other items of consideration including various releases, the Company agreed, that in the event that as of October 30, 2009 (the “Shortfall Date”), the market value of the Company’s common stock is less than $0.43 per share, the Company shall promptly deliver to Mr. Gerber an amount equal to the Shortfall. The “Shortfall” shall mean the excess of $0.43 over the market value of the Company’s common stock multiplied by 883,721 shares.

On October 20, 2009, the parties amended the Gerber Settlement Agreement providing that the Shortfall Date is now December 15, 2009 and the market value of the Company’s common stock is the average publicly traded price on the Over-the-Counter Bulletin Board for the ten business days ending December 15, 2009.