Form 10-Q
period 2009-11-30
FNDS3000 Corp
filed 2010-01-14
CIK 1369748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number: 333-138512

FNDS3000 CORP

(Exact name of registrant as specified in its charter)

DELAWARE	51-0571588
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4651 Salisbury Road Suite 485 Jacksonville, Florida 32256

(Address of principal executive offices) (Zip Code)

904-273-2702

(Registrant’s telephone number, including area code)

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

As of January 14, 2010, the Company had outstanding 52,629,214 shares of its common stock, par value $0.001.

FNDS3000 CORP AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended November 30, 2009

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements

FNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2009	August 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash	$394,192	$403,990
Accounts receivable, net	57,448	14,385
Prepaid expenses and other current assets	39,510	84,229
Due from related party	269	269

Total current assets	491,419	502,873

Deposits	29,405	29,199
Property and equipment, net	104,619	114,823
Software license, net	1,412,764	1,471,663

Total assets	$2,038,207	$2,118,558

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$108,960	$75,480
Accrued payroll and benefits	146,340	93,327
Other accrued liabilities	103,502	80,423
Stock price indemnity	137,860	111,429
Due to related party	215,662	144,330
Convertible note payable, net	875,000	1,000,000

Total current liabilities	1,587,324	1,504,989

Total liabilities	1,587,324	1,504,989

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 150,000,000 shares authorized; 52,629,214 issued and outstanding, November 30, 2009; 40,562,786 issued and outstanding, August 31, 2009	52,629	40,563
Additional paid-in capital	14,782,345	12,524,899
Prepaid service paid in common stock	(211,538)	—
Less: receivable from sale of common stock	(1,081,000)	—
Accumulated deficit	(13,091,553)	(11,951,893)

Total stockholders’ equity	450,883	613,569

Total liabilities and stockholders’ equity	$2,038,207	$2,118,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended November 30,
	2009	2008
Revenue, net	$77,695	$4,375
Cost of revenue	107,335	46,681

Gross margin	(29,640)	(42,306)

Operating expenses:
Salaries and benefits	458,209	494,925
Travel expense	93,653	63,367
Professional and consultant fees	301,139	155,604
Depreciation and amortization expense	70,837	27,660
Other selling, general and administrative	65,930	60,540

Total operating expenses from continuing operations	989,768	802,096

Loss from continuing operations	(1,019,408)	(844,402)

Other income (expense):
Interest and other income	952	2,833
Beneficial conversion expense	(41,667)	—
Interest expense	(25,515)	(15,197)
Foreign currency translation expense	(27,591)	(2,065)

Total other expense from continuing operations	(93,821)	(14,429)

Net loss from continuing operations before income taxes	(1,113,229)	(858,831)

Provision for income taxes	—	—

Net loss from continuing operations	(1,113,229)	(858,831)

Loss from discontinued operations	—	(193,814)
Stock price indemnity	(26,431)	—

Net loss from discontinued operations	(26,431)	(193,814)

Total net loss	$(1,139,660)	$(1,052,645)

Net loss per common share:
Basic earnings per share:
Loss from continuing operations	$(0.03)	$(0.03)
Loss from discontinued operations	(0.00)	(0.01)

Net loss	$(0.03)	$(0.04)

Diluted earnings per share:
Loss from continuing operations	$(0.03)	$(0.03)
Loss from discontinued operations	(0.00)	(0.01)

Net loss	$(0.03)	$(0.04)

Weighted average common shares:
Basic	42,057,563	26,336,232

Diluted	42,057,563	26,336,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended November 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,139,660)	$(1,052,645)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,837	27,067
Depreciation and amortization—discontinued operations	—	116,001
Non-cash equity-based compensation	108,247	225,676
Non-cash beneficial conversion expense	41,667	—
Stock price indemnity	26,431	—
Change in operating assets and liabilities:
Accounts receivable	(43,063)	(1,137)
Due from related party	—	(6,703)
Prepaid expenses and other assets	44,513	37,800
Accounts payable and accrued liabilities	56,558	124,805
Accrued payroll and benefits	53,013	88,143
Due to related party	71,332	6,024
Net cash flows from discontinued operations	—	66,051

Net cash used in operating activities	(710,125)	(368,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,733)	(21,048)
Purchase of software license	—	(50,825)

Net cash used in investing activities	(1,733)	(71,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	719,000	16,842
Offering costs	(16,940)	—
Borrowings on notes payable	—	320,000
Principal payments on notes payable	—	(100,000)

Net cash provided by financing activities	702,060	236,842

Net decrease in cash and cash equivalents	(9,798)	(203,949)

Cash and cash equivalents at beginning of year	403,990	317,077

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$394,192	$113,128

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$237	$897

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Receivable from sale of common stock	$1,081,000	$—

Prepaid services paid in common stock	$250,000	$—

Beneficial conversion feature on convertible note payable	$166,667	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FNDS3000 Corp (the “Company,” FNDS3000,” “we,” “our,” “its” or “us”) and subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial statements. Therefore, they include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-K for the year ended August 31, 2009 of FNDS3000 Corp which was filed with the Securities and Exchange Commission on November 27, 2009.

These interim condensed consolidated financial statements present the unaudited condensed consolidated balance sheet as of November 30, 2009, statements of operations, and cash flows as well as the audited balance sheet as of August 31, 2009 of FNDS3000 Corp and its subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2009 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

Our fiscal year ends on August 31 of the applicable calendar year. All references to fiscal periods apply to our fiscal quarters or year, which ends on the last day of the calendar month.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses in excess of $13,000,000 from operations since our inception. Our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through privately placed equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. During this quarter ended November 30, 2009, the Company entered into agreements to raise $1.8 million through the sale of its equity with all funds having been received as of December 2, 2009. Finally, we expect that operating revenues from the sales of our products and other related revenues will increase.

However, there can be no assurance that our plans will materialize and/or that we will be successful in funding our estimated cash shortfalls through additional debt or equity capital and/or any cash generated by our operations. These factors, among others, indicate that there is doubt about our ability to continue as a going concern for a reasonable length of time.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Formation, Background and Operations of the Company

Corporate History

FNDS3000 Corp was incorporated on January 24, 2006 in the State of Delaware and is headquartered in Jacksonville, Florida. Our fiscal year end is August 31.

On March 28, 2008, the Company, in accordance with a written consent of the board of directors as well as the consent of stockholders holding a majority of the outstanding shares of common stock, amended the Company’s Articles of Incorporation to change the Company’s name to FNDS3000 Corp from FundsTech Corp.

On November 24, 2009, the Company, in accordance with a written consent of the board of directors as well as the consent of stockholders holding a majority of the outstanding shares of common stock, amended the Company’s Articles of Incorporation to increase the Company’s authorized shares of common stock from 100,000,000 to 150,000,000.

In May 2009, we sold the Atlas subsidiary.

Note 4 – Summary of Significant Accounting Policies

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of FNDS3000 Corp and its wholly owned subsidiary, FndsTech Corp. SA. (PTY).

Transaction Data Management, Inc. a subsidiary of FNDS3000 is inactive.

Significant inter-company accounts and transactions are eliminated in consolidation.

Reclassifications

Certain items in the fiscal year ended August 31, 2009 condensed consolidated financial statements have been reclassified to conform to the 2010 presentation.

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

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and notes receivable and payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company maintains cash balances at two financial institutions in Jacksonville, Florida. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances may exceed federally insured limits.

The Company also maintains cash balances at two financial institutions in Bryanston, South Africa.

The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Revenue Recognition and Deferred Revenue

We will generate the following types of revenue as new business is developed:

•	Issuance fees, which arise from sales of our prepaid cards.

•	Transaction fees, which arise from the use, loading and reloading of cash for the prepaid cards.

•	Maintenance fees, which arise from charges for keeping the cards active.

•	Financial float fees, which arise from cash obtained with the instant load of cash and convenience of prepaid cards before the funds are used.

Our revenue recognition policy for fees and services arising from our products is that we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, issuance fee revenue for our prepaid cards is recognized when shipped, transaction fee revenue is recognized when the transaction occurs and posts, and maintenance and financial float fee revenues are recognized when the products are used. Consulting fees are recognized as work is performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the cards, are recorded at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable arise from the sale of cards and security tokens and for application and set-up fees. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. Ongoing credit evaluations are performed for all of our customers and we generally do not require collateral.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account, and related bad debts are based upon our review of the collectibility of our receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. We use the direct write-off method for accounts receivable that are determined to be uncollectable and believe there is no material difference in this method from the allowance method. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

We assessed the impairment of intangible assets with indefinite useful lives, specifically the software license, and that review indicated that there has been no impairment to the fair value of the license.

Purchased and Developed Software

Purchased and developed software includes the costs to purchase third-party software and to develop internal-use software. Off-the-shelf software costs are amortized over the expected economic life of the product, generally three years.

Goodwill and Intangibles

We have a capitalized intangible asset, which is the purchase of the Global Cash Card (“GCC”) software license and associated fees relative to its modification to meet our needs. In recognition of the right to receive future cash flows related to transactions of the asset, we will amortize this value over seven years as it is anticipated that the software will continue to grow with our needs. Additionally, annual impairment tests are performed with any impairment recognized in current earnings.

Net Earnings or (Loss) Per Share

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 42,057,563 and 26,336,232 for the three months ended November 30, 2009 and 2008, respectively. Diluted net loss per common share is not presented, as the effect of conversion is anti-dilutive.

Equity-Based Compensation

The Company has annual equity-based compensation plans, which are designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.

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

SEC Staff Accounting Bulletin No. 110, “Share-Based Payment,” allows companies to continue to use the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the simplified method is allowed and has determined that use of the simplified method is applicable for the Company.

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

Derivative Financial Instruments

We have adopted certain disclosure requirements under FASB Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” which requires that objectives for using derivative financial instruments be disclosed in terms of the underlying risk and accounting designation. Additionally, ASC 815 requires that the fair value of derivative financial instruments and their gains and losses be presented in tabular format in order to present a more complete picture of the effects of using derivative financial instruments. ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

Our use of a derivative instrument is limited to a guarantee included in the Settlement/Membership Interest Purchase Agreement of May 14, 2009 wherein the Company sold Atlas Merchant Services LLC back to its former owner. As part of the agreement, the Company supported a guarantee made by Mr. Gerber to one shareholder with respect to the Company’s stock performance.

Initially the Company agreed that in the event that as of October 30, 2009, the market value of the Company’s common stock is less than $0.43 per share, the Company would pay to Mr. Gerber an amount equal to the “shortfall”. The “shortfall” is defined as the excess of $0.43 over the “market value” of the Company’s common stock multiplied by 883,721. The “market value” of the Company’s common stock is defined as the average public trading price on the Over-the-Counter Bulletin Board for the ten business days ending October 30, 2009.

Subsequently, per an amendment dated October 16, 2009, the October 30 date was extended to December 15, 2009. On December 15, the parties agreed to an amount of $137,860, therefore, the Company accrued a liability of $137,860 as of November 30, 2009 and recorded an expense of $26,431 for the three months ended November 30, 2009. Payment was delivered in early January 2010.

Foreign Currency Translation

The financial position and results of operations of the FNDS3000 South Africa operations are measured using the parent’s currency, the US dollar, as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at the transaction date. Income statement accounts, with the exception of amortized assets or liabilities, are translated at the average exchange rate during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in exchange gain or loss in the income statement. Gains and losses that result from foreign currency transactions are included in the calculation of net income/(loss).

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

For the period January 24, 2006 (inception) to November 30, 2009, the Company incurred net operating losses in an amount exceeding the net income. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset. At November 30, 2009, the Company had in excess of $13,000,000 of federal and state net operating losses (“NOL”) allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2024.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception.

Note 5 – Recent Pronouncements

On July 1, 2009, the FASB officially launched the FASB Accounting Standards Codification (“ASC”) 105 — Generally Accepted Accounting Principles , which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP (Generally Accepted Accounting Principles) in addition to guidance issued by the SEC. The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Implementation of the Codification will not have any impact on the Company’s consolidated financial statements.

On June 30, 2009, the FASB ASU No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009. The Company does not expect any significant financial impact upon adoption.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. The Company believes SFAS 167 will have no effect on its consolidated financial statements. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity (“QSPE”), changes the requirements for derecognizing financial assets and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. The Company believes SFAS 166 will have no effect on its consolidated financial statements. As of November 30, 2009, SFAS 166 and SFAS 167 have not been added to the Codification.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FASB ASC 855 in the fourth quarter of fiscal 2009. The objective FASB ASC 855 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. This Statement should be applied to the accounting for and disclosure of subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. This Statement would apply to both interim financial statements and annual financial statements. The Company does not believe that the adoption of this Statement will have a material effect on our financial statements.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent). This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU clarifies the fair market value measurement of liabilities. In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. ASU No. 2009-05 was effective upon issuance and it did not result in any financial impact on the Company upon adoption.

Note 6 – Accounts Receivable

The Company has accounts receivable from distributors and customers for application and set up fees and for sales of security tokens, blank cards and other miscellaneous transactions.

Note 7 – Property and Equipment

Property and equipment consisted of the following at November 30, 2009, and August 31, 2009:

Category	November 30, 2009	August 31, 2009
Computer equipment	$83,789	$82,055
Software	55,924	55,924
Furniture	9,377	9,377
Other equipment	4,117	4,117
Leasehold improvement	16,680	16,680

	169,887	168,153
Less accumulated depreciation	(65,268)	(53,330)

Fixed assets, net	$104,619	$114,823

During the three months ended November 30, 2009 and 2008, the Company recognized depreciation expense of $11,938 and $27,660, respectively.

Note 8 – Intangible Asset

The Company’s intangible asset as of November 30, 2009 is as follows:

Intangible Asset	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net Value

Software license	7	$1,648,263	$235,499	$1,412,764

As we began generating revenue in December 2008, we also began amortizing the license over its expected life of seven (7) years. Amortization expense recognized for the three months ended November 30, 2009 related to the GCC software license was $58,899. Estimated amortization expense for the license for the next five years is as follows:

Year Ending August 31,	Amount
2010	$235,464
2011	235,464
2012	235,464
2013	235,464
2014	235,464

The Company’s intangible asset as of August 31, 2009 is as follows:

Intangible Asset	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net Value

Software license	7	$1,648,263	$176,600	$1,471,663

Note 9 – Deposits

The Company has various non-current deposits held by third parties for security deposits on our offices and certain utilities.

Note 10 – Discontinued Operations – Atlas Merchant Services, LLC

In July 2008, we acquired the assets of Atlas Merchant Services, Inc. (“Atlas Inc”), an Atlanta-based company that markets debit and credit card programs to merchants and employers throughout the United States. At the time of acquisition, Atlas was generating approximately $1 million in annual revenue; however, as we progressed with our South African operations, we found there was no synergy between overseas prepaid card operations and US merchant services. Management recognized that the two companies would fare better under separate ownership.

On May 14, 2009, the Company and Atlas LLC entered into a Settlement/Membership Interest Purchase Agreement with Victor Gerber, the former owner of Atlas Inc., and Atlas Inc.

As part of the agreement to sell Atlas LLC back to Mr. Gerber, the Company supported a guarantee made by Mr. Gerber to one shareholder with respect to its stock performance. The Company agreed to pay Mr. Gerber an amount equal to the excess of $0.43 over the market value of the Company’s common stock multiplied by 883,721. The market value of the Company’s common stock is defined as the average publicly traded price on the Over-the-Counter Bulletin Board for the ten business days ending October 31, 2009. As of August 31, 2009, $111,429 had been accrued for this liability.

Per an amendment dated October 16, 2009, the Company agreed that if as of December 15, 2009, the market value of the Company’s common stock is less than $0.43 per share, the Company would pay to Mr. Gerber an amount equal to the excess of $0.43 over the market value of the Company’s common stock multiplied by 883,721. The market value of the Company’s common stock is defined as the average publicly traded price on the Over-the-Counter Bulletin Board for the ten business days ending December 15, 2009. On December 15, 2009, the parties agreed to an amount of $137,860, therefore, the Company accrued a liability of $137,860 as of November 30, 2009 and recorded an expense of $26,431 for the three months ended November 30, 2009. This payment was delivered in early January 2010.

Note 11 – Related Party Transactions

Travel Expenses

As of November 30, 2009, the Company owes $215,662 to related parties for travel expenses. We owe Sherington, a major shareholder of the Company, $173,742, which represents travel-related expenses incurred by the Company as of November 30, 2009. As of August 31, 2009, the balance due was $136,700. During this quarter, the Company incurred additional travel expense of approximately $37,000. However, as of early November, the Company is funding its travel via reimbursement of employee travel expenses. Upon receipt of Sherington’s payment on December 2, 2009 for subscribed stock, $140,000 was paid to Sherington, leaving an amount due of $33,742.

As of November 30, 2009, the Company owes $14,896 to various employees and members of management for reimbursement of travel expenses. We have also accrued approximately $21,000 for expenses incurred but not submitted for reimbursement and $6,000 for consulting fees.

Consulting Services

As a condition to the October 2008 Sherington Agreement closing, Michael Dodak, the former CEO, and David Fann, the former President and current Secretary and Director, agreed that their employment agreements would be converted to Consulting Agreements effective December 5, 2008 for Mr. Dodak and effective February 1, 2009 for Mr. Fann. Each agreement is for a monthly fee of $10,000. However, in conjunction with other cost-cutting measures initiated by the Company during this first quarter of fiscal 2010, and to contribute toward improving cash flow, Mr. Dodak and Mr. Fann have agreed to an indefinite deferral of a specified amount, such deferrals to be discontinued if and when the Company achieves positive cash flow.

Issuance of Common Stock for Services

On September 15, 2009, the Company issued 275,000 shares for services rendered. Refer to Note 12 – Equity Transactions, for additional information on the issuance of common stock for services.

Sales of Unregistered Common Stock

In November 2009, the Company sold 11,791,428 shares of common stock, $0.001 par value and related common stock purchase warrants to various accredited investors for proceeds of $1.8 million. Details of the sale and the related receivable from the sale as presented in the equity section of the balance sheet are more fully described in Note 12 – Equity Transactions.

Note 12 – Equity Transactions

Sales of Unregistered Common Stock

November 2009 Financing—On November 2, 2009, to obtain funding for the development of the business, the Company entered into a Securities Purchase Agreement (the “November 2009 Agreement”) with Sherington Holdings, LLC (“Sherington”) wherein Sherington agreed to purchase (i) 10,000,000 shares of Common Stock (the “November 2009 Shares”) at a purchase price of $0.15 per share and (ii) a common stock purchase warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.175 per share (the “November 2009 Warrant”). The Company issued and sold the

November 2009 Shares and the November 2009 Warrant in two separate closings. On November 2, 2009, the date of the first closing, the Company sold to Sherington 3,333,333 November 2009 Shares and a November 2009 Warrant to purchase 3,333,333 shares of common stock for a purchase price of $500,000.

The November 2009 Warrants are exercisable for a period of two years from the date of issuance. The exercise price of the November 2009 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

On November 30, 2009, the date of the second closing, the Company sold to Sherington 6,666,667 November 2009 Shares and a November 2009 Warrant to purchase 6,666,667 shares of common stock for a purchase price of $1,000,000 (the “Second Closing”). The Second Closing was contingent upon, among other items:

•	the Company raising $300,000 of the Supplemental Capital Raise (as defined below),

•

Sherington’s approval of the Additional Investors (as defined below), the Company having identified and taken steps to implement a plan to reduce certain operating costs by a minimum of 10%, with a target of 15%,

•	the Company having reimbursed Sherington for $140,000 past due travel expenses incurred by the Company, and

•

the Company holding an annual meeting (or written consent in lieu of annual meeting) of the Company’s stockholders to elect the Board of Directors and increase the authorized shares of common stock to 150,000,000 shall have occurred.

As additional consideration, Sherington also agreed to secure the services of a consultant associated with Sherington to assist the Company in launching its mobile banking initiative. The consultant shall provide its services for a period of 13 months, which commenced on October 1, 2009. The parties have valued the contribution at approximately $250,000. Sherington will pay the salary and benefits or consulting fees of this consultant, without seeking reimbursement from the Company, the timing and scope of such services to be reasonably determined from time to time by Company management.

The Company recorded the additional consideration of $250,000 as prepaid service paid in common stock, of which the Company has expensed $38,462 during the three months ended November 30, 2009.

As noted above, the Company was required to raise $300,000 through the sale of its common stock at a purchase price of $0.175 per share. The Company entered into securities purchase agreements with accredited investors (the “November 2009 Additional Investors”), including certain officers of the Company, wherein the Company sold 1,714,286 shares of the Company’s common stock and warrants to purchase 1,714,286 shares of common stock for gross proceeds of $219,000.

As part of the agreement with Sherington, if, by two days prior to the second closing, the Company had raised at least $200,000 but had not secured a full commitment for $300,000 Supplemental Capital Raise, it was agreed that Sherington would purchase the amount of the difference, which was not to exceed $100,000, at a price of $0.15 per share. The Company secured $219,000 and Sherington purchased an additional 540,000 shares of common stock and a warrant to purchase 540,000 shares of common stock for gross proceeds of $81,000. Sherington’s funds, $1,081,000, were received on December 2, 2009 and, thus, are presented on the balance sheet as an offset to equity.

Amendment to the July 2009 Financing—On July 1, 2009, the Company entered into the First Amendment to the Amended and Restated Note Purchase Agreement (the “First Amended Agreement”) with Sherington, which amended the Amended and Restated Note Purchase Agreement entered by and between the Company and Sherington on December 1, 2008 (the “Amended Agreement”). The First Amended Agreement provided for a decrease in the minimum number of cards required to be sold in South Africa from 150,000 prior to July 31, 2009 to 100,000 on or prior to September 30, 2009 (the “Target”). In connection with the First Amended Agreement, on July 1, 2009, the Company issued that certain Second Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “July 2009 Note”). As the Company has not achieved the Target resulting in a default under the July 2009 Note, the Company and Sherington entered into the Forbearance and Note Modification Agreement (the “Forbearance Agreement”) dated November 2, 2009, pursuant to which Sherington agreed to temporarily forbear from exercising its rights and remedies with respect to the default until January 31, 2010. If the Company satisfies the Target prior to January 31, 2010, then the default shall be waived.

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

Pursuant to the Amended Agreement, the Company issued an Amended and Restated Warrant to Purchase Common Stock (the “July 2009 Warrant”). In accordance with the November 2009 Agreement, the July 2009 Warrant was canceled and replaced with the Second Amended and Restated Warrant to Purchase Common Stock dated November 2, 2009 (the “Restated November 2009 Warrant”). The Restated November 2009 Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 19,963,263 shares of common stock of the Company at a price equal to $0.35 per share through December 31, 2013. Notwithstanding the foregoing, the Restated November 2009 Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company of approximately 57% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the Restated November 2009 Warrant).

The conversion feature of a convertible note payable is characterized as a beneficial conversion with the benefit value calculated by determining the number of shares that would be issued upon conversion and multiplying the result by the difference between the fair market value and the conversion price. Accordingly, the Company has determined that as the revised exercise price of $0.15 of the convertible note is $0.025 lower than the fair market value of the stock sold, the value of the beneficial conversion benefit is $166,667. Therefore, the Company has discounted the balance of the convertible note as of the November 30, 2009 revision and included $166,667 in additional paid in capital. The $166,667 will amortized from the date of revision to the stated redemption date of February 28, 2010, of which $41,667 was amortized to interest expense during the three months ended November 30, 2009. However, as certain terms of the original convertible note have been revised as subsequent sales of equity to Sherington occurred, current agreement terms are subject to additional future revision.

Further, at the Second Closing, the Company is required to issue Sherington the Third Amended and Restated Warrant to Purchase Common Stock, which will maintain Sherington percentage of approximately 57%. The exercise price of the Restated November 2009 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

On January 6, 2009, the Company and Sherington entered into a Registration Rights Agreement pursuant to which the Company provided Sherington with the right to demand the filing of two registration statements registering the shares of common stock, the shares of common stock underlying a common stock purchase warrant and the shares of common stock issuable upon conversion of the July 2009 Note. On July 1, 2009, the Company and Sherington entered into Amendment No. 1 to the Registration Rights Agreement and on November 2, 2009, the Company and Sherington entered into Amendment No. 2 to the Registration Rights Agreement, whereby the definition of registerable securities was further expanded.

The securities were offered and sold to the above parties in private transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D thereunder. Each of the investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Issuance of Common Stock for Services

On September 15, 2009, the Company issued 275,000 shares for services rendered, for a value of $48,125. Included in this issuance are 100,000 shares issued to Ernst Schoenbaechler and 100,000 shares issued to Raymond Goldsmith. These shares were issued to compensate these two board members with the requisite 200.000 shares issued to all of the Company’s board members. Additionally, 25,000 shares were issued to each of three board members for additional services rendered during and directly related to the July 2009 financing negotiations, the value of which is recognized as offering costs.

Stock Options

The Company recognized $34,786 equity-based compensation expense due to vested options for the three months ended November 30, 2009.

The Company has 7,455,159 outstanding options as detailed below:

Quantity	% Vested	Exercise Price/Range	Expiration Date/Range
100,000	33%	$0.19	May 2013
3,500,000	100%	$0.26	June 2014
1,000,000	100%	$0.25	April 2010
500,000	50%	$0.29	July 2014
500,000	50%	$0.39	July 2013
500,000	100%	$0.40	October 2013
45,000	33%	$0.745	October 2013
210,159	33%	$0.40 - $0.45	September 2013 to January 2014
1,100,000	67%	$0.835	June 2012

7,455,159

Warrants

The Company has 25,562,916 outstanding warrants and 27,234,070 potential warrants (Refer to Note 12 – Equity Transactions) as detailed below:

Quantity	Exercise Price/Range	Expiration Date Range
6,226,000	$0.175 to $0.25	April 2010 to December 2010
17,505,714	$0.175 to $0.25	July 2011 to November 2011
1,191,202	$0.60 to $0.70	March 2010 to September 2010
640,000	$0.875	January 2010 to February 2010

25,562,916		Sub-total of outstanding warrants
7,270,807	$0.35	Potential Sherington warrants per Convertible Note
19,963,263	*	Potential anti-dilutive warrant per Sherington November Agreement

52,796,986		Total outstanding and potential warrants

*	Refer to Sales of Unregistered Common Stock within this Note for additional information.

Note 13 – Commitments and Obligations

Stock Price Indemnity

In conjunction with the sale of our Atlas subsidiary in May 2009, the Company supported a guarantee made by Mr. Gerber to one shareholder with respect to the Company’s stock performance. On December 15, 2009, the parties agreed to an amount of $137,860, therefore, the Company has accrued a liability of $137,860 as of November 30, 2009 and recognized an expense of $26,431 for the three months ended November 30, 2009. Payment was delivered in early January 2010. Refer to Note 10 – Discontinued Operations, for details.

Leases

The Company has the following lease arrangements:

•

The Company paid a deposit of $5,770 and signed a new lease agreement for its Jacksonville Florida office on an 18-month basis starting August 1, 2009 and continuing through January 31, 2011. The monthly lease amount, net of a 50% discount from August 2009 through January 31, 2010, is $1,290. Effective February 1, 2010, the discount is no longer effective and the lease amount increases to approximately $2,600. Prior to this lease, the Company was paying $4,721 monthly for its office lease. The Company has recognized $4,935 for lease and lease-related expense for the corporate office during the three months ended November 30, 2009.

•

The Company’s South Africa operations paid a deposit of approximately $17,500 and signed a new five-year lease agreement starting April 1, 2009 and continuing through March 31, 2014. The current monthly lease amount (adjusted for utilities) is approximately $4,000, subject to the foreign exchange rate. The Company has recognized $18,140 for lease and utilities expense during the three months ended November 30, 2009.

•

The Company’s South Africa operations also entered into a three-year lease effective October 2008, for its dedicated data hosting solution, which is located in a fully secured, redundant data center. The monthly cost of the lease is approximately $11,750, subject to the foreign exchange rate. For the three months ended November 30, 2009, the Company recognized $34,648 lease expense for the hosting facilities as part of its cost of sales.

Our approximate lease obligations under the current leases are as follows:

Fiscal 2010	$140,200
Fiscal 2011	154,500
Fiscal 2012	117,500
Fiscal 2013	127,500
Fiscal 2014	87,100

Total	$625,800

Royalties

As part of the Software License Agreement (the “License”) with World Processing, Ltd., royalties are to be paid at varying rates as various threshold quantities of transactions are achieved. These thresholds are to be considered in the aggregate with respect to all financial transactions that utilize the GCC software and will not be deemed an annual threshold or a threshold calculated on a per location basis. Accordingly, once royalties of $20,000 have been paid on the first million financial transactions, the Company will pay royalties of $60,000 for the next four million financial transactions, $50,000 for the next five million financial transactions, $200,000 for the next forty million transactions and $2,500 for each million transactions thereafter. For the three months ended November 30, 2009, the Company recognized $378 for royalties expense.

Consulting Services

As a condition to the October 2008 Sherington Agreement closing, Michael Dodak, the former CEO, and David Fann, the former President and current Secretary and Director, agreed that their employment agreements would be converted to Consulting Agreements effective December 5, 2008 for Mr. Dodak and effective February 1, 2009 for Mr. Fann. Each agreement is for a monthly fee of $10,000. However, in conjunction with other cost-cutting measures initiated by the Company during this first quarter of fiscal 2010, and to contribute toward improving cash flow, Mr. Dodak and Mr. Fann have agreed to an indefinite deferral of a specified amount, such deferrals to be discontinued if and when the Company achieves positive cash flow.

Employment Agreements

On July 17, 2008, Joseph F. McGuire was hired as Chief Financial Officer with a starting salary of $65,000 and a grant of 500,000 stock options at an exercise price of $0.39 per share and with a vesting period. On October 15, 2008, and after Mr. McGuire had met certain performance criteria, the Company and he entered into a three-year employment agreement. The agreement increased his salary to $130,000 and he received a grant of an additional 500,000 stock options with no vesting period and with an exercise price equal to the closing price on October 15, 2008. Included in this agreement is an annual award of 500,000 common stock options.

Convertible Note Payable

On October 29, 2008, we entered into a Note Purchase Agreement (the “Agreement”) with Sherington Holdings, LLC for the sale of a secured convertible promissory note in the principal amount of $320,000 (the “October 2008 Note”). On December 1, 2008, we entered into the Amended Agreement with Sherington, which amended the Original Agreement. The Amended Agreement provided for an increase in the principal amount from $320,000 to $1,000,000 (the “December 2008 Note”). Certain terms of this note were revised in conjunction with additional financing agreements. Refer to Note 12 – Equity Transactions for additional information.

Agreements Related to Sales of Unregistered Common Stock

In November 2009, the Company sold 11,791,428 shares of common stock, $0.001 par value and related common stock purchase warrants to various accredited investors for proceeds of $1.8 million. These sales are more fully detailed in Note 12 – Equity Transactions.

Note 14 – Subsequent Events

Management of the Company has evaluated its disclosure of subsequent events through January 14, 2010, which is the date the Form 10-Q and associated financial statements were issued.

On December 2, 2009, the Company received $1,081,000 from Sherington related to the stock purchase, which closed on November 30, 2009. From this total, $140,000 was deducted as payment against costs borne by Sherington for travel-related expense incurred by the Company.

On May 14, 2009, the Company sold Atlas Merchant Services LLC, a Nevada limited liability company. The last transaction related to the sale is a payment by the Company to the seller. The payment was calculated on December 15, 2009. The parties have agreed that the amount of the payment is $137,860 and payment was delivered in early January 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements in the annual report on Form 10-K filed on November 27, 2009. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

Future Uncertainties and Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q and the Annual Reports on Form 10-K. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. Estimates of future financial results are inherently unreliable.

From time to time, representatives of FNDS3000 Corp (the “Company,” “FNDS3000,” “we,” “our,” “its” or “us”) may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company’s future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company’s control. As a result, there can be no assurance that the Company’s performance will be consistent with any of management’s forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company’s business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company’s prospective results of operations.

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

BUSINESS

In accordance with Item 303 (b) (Instructions to Item 303 (b): 2), the Company recommends and presumes that users of the interim financial information have read or have access to our last annual filing (“10K filing”) filed November 27, 2009, and in relation to this discussion and analysis such users have in particular read the section of that document headed “BUSINESS DESCRIPTION”.

Process of Issuance

There are several steps in the process of getting cards productively in the hands of cardholders, and care must be taken in understanding the terminology used to describe the numbers of cards at the different steps. In the majority of our programs, the sequence of steps is as follows:

•

Cards ordered. The first step is an order by the corporate client for a number of blank cards. This may be made several months before the date of issuance. The corporate client pays the initial costs at this stage.

•	Cards distributed. Upon manufacture and receipt of the cards, they are distributed to the corporate client and/or the custodian designated by them according to the client’s timing schedule.

•	Cards issued. Individual cards are identified with the names of specific individuals either as they are issued to the individual or preparatory to this step.

•	Cards activated. Activation occurs when the cardholder sets a personal identification number (“PIN”).

•	Cards loaded. This final step occurs when the corporate client loads funds into the personal record of the cardholder, making the card usable.

Progress from September 1, 2009 to November 30, 2009

On August 28, 2009, immediately before the end of the period covered by the last Form 10-K, the Company announced completion of the Pilot Test Phase (“Pilot”). During the Pilot, a limited number of cards had been introduced to the market, allowing a test of the full range of transaction processes alongside the development of further product enhancements, more comprehensive customer service operations and advanced fraud prevention protocols. On August 28, 2009, the Company also announced the commencement in September of the Market Volume Test phase (“Market Test”), which began with an initial distribution of approximately 10,000 prepaid cards to corporate clients and their cardholders.

The prime objective of the Market Test was to ensure stability, confirming and validating the processes and systems required to handle the higher volume of prepaid cards to be processed during the Production Roll-Out. The test was conducted by continuing the distribution of our cards to corporate clients while simultaneously stress-testing our processes and systems. This was accomplished by increasing the number of transactions being handled, while continuing to meet the service expectations of our customers. During this phase, some minor systems problems, related to South African local specifics did emerge. However, these issues were quickly identified, addressed and rectified.

As the Market Test progressed in October and November, it became evident that the process of delivering cards to cardholders, in an environment where physical addresses are not always well defined and logistical options are limited, took our corporate clients longer than they projected. The Company took steps, in cooperation with our distributors and corporate clients, to improve the planning and execution of the delivery and activation process and early indications were that card activation rates were improving.

As part of the Market Test, the Company implemented closer and more detailed evaluation of the financial results of those cards that were activated, and management found these early results of revenue margin growth to be fairly encouraging. We surpassed, in early November, the threshold of 50,000 cards distributed to corporate clients, and continued this important Market Test through the end of the first quarter of the fiscal year and into the second quarter.

However, the delays experienced during its development phases have extended the period during which the Company must expend funds without having significant revenues, leading to the need for additional financing. Further financing was obtained in the last fiscal year (see Form 10-K filed on November 27, 2009). On September 23, 2009, the Company

announced that it was in the process of securing the additional financing required. As a company in its early stages of operations, only equity financing and loans associated with equity purchases are practicable. On November 5, 2009, the Company announced an agreement for $1.5 million through the issuance of its common stock and warrants. This announcement included that the company was launching a mobile banking initiative for which Sherington Holdings, LLC, the major investor, would contribute the services of a consultant. The financing was in two tranches. The first, of $500,000, closed on November 2, 2009 and the second for $1,300,000 closed on November 30, 2009. For the second closing, $1,081,000 of the funds were received on December 2, 2009, and so appear in the equity section as a receivable in the first quarter balance sheet.

As of the date of filing, the Company cannot be confident that combination of the funds that it holds today and the advancement of revenue generation will be adequate to fund all further development costs, and therefore, cannot, be assured that further financing will not be required.

This discussion should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Report on Form 10-Q. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report. Our actual results may differ materially.

Our Management Discussion and Analysis (“MD&A”) is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Comparison of Results of Operations for the Three Months Ended November 30, 2009 and November 30, 2008.

Discontinued Operations

In the third quarter of fiscal 2009, we sold the Atlas subsidiary. Accordingly, for all periods presented herein, the financial statements have been conformed to this presentation. Unless otherwise noted, all amounts and analyses are based on continuing operations.

Revenue

Total revenue for the three months ended November 30, 2009 and 2008 was $77,695 and $4,375, respectively.

For the three months ended November 30, 2009, revenue earned was attributed to $44,817 from the sale of plastic cards and security tokens; $16,229 from ATM fees; $8,316 from service fees and $8,333 other various fees.

For the three months ended November 30, 2008, revenues were mainly generated through the sale of plastic card stock.

The $73,320, or 1,675.9%, increase in revenue for the three months ended November 30, 2009 as compared to the three months ended November 30, 2008 was the result of:

•	increased customer orders for the plastic cards and security tokens required to begin the process of establishing the prepaid card programs, and

•	increased transaction-related fee revenue associated with the increased number of cards in the market.

Cost of Revenue

Total cost of revenue for the three months ended November 30, 2009 and 2008 was $107,335 and $46,681, respectively, representing 138.1% and 1067.0%, respectively, of revenue.

For the three months ended November 30, 2009, the cost of revenue was attributed to $34,648 for hosting facilities rent; $20,848 for card stock; $17,859 for security software; $17,193 for MasterCard fees; $12,178 for ATM fees; and $4,609 for other various fees.

The cost of revenue of $46,681 for the three months ended November 30, 2008 was mainly for cost of card stock and application- processing fees.

The $60,654 increase in cost of revenue for the three months ended November 30, 2009 as compared to the three months ended November 30, 2008 was primarily the result of:

•	increased hosting costs as the hosting agreement with Vodacom became effective in December 2008 causing an increase of $27,145, or 361.8% over the prior year;

•	the purchase of $20,848 of new cards for customers which, as no cards were purchased during the first quarter of the prior fiscal year, represents a 100.0% increase;

•	an expense of $17,859, a 100.0% increase, for fraud and intrusion detection software which had not yet been install as of the first quarter of fiscal 2009; was recognized;

•	an increase of $11,984, an increase of 187.2% over the prior year, for MasterCard fees related to transactions and quarterly fees;

•	an increase of $7,881, an increase of 98.6% over the prior year, for other transaction-related fees; and

•	a decrease of $25,063, or 99.6%, for expenses incurred during the initial set-up and testing of system.

Operating Expense

Total operating expense from operations for the three months ended November 30, 2009 and 2008 was $989,768 and $802,096, respectively, representing 1,273.9% and 18,333.7%, respectively, of revenue.

Operating expense for the three months ended November 30, 2009 was comprised of:

•	$458,209 for salaries and benefits of which $34,786 was non-cash expense related to vested options;

•	$301,139 for professional and consultant fees of which $35,000 was non-cash equity-based expense for shares distributed to directors;

•	travel expense was $93,653;

•	depreciation and amortization expense was $70,837;

•	Other Expense of $65,930 includes $23,074 for rent and utilities; $16,130 for communication; $14,624 for insurance; $4,904 for investor relations; $7,198 in other general office expense.

Operating expense for the three months ended November 30, 2008 was comprised of $494,925 for salaries and benefits of which $163,176 was stock-based expense; $155,604 for professional and consultant fees; travel expense was $63,367 and $27,660 for depreciation. Other Expense of $60,540 includes $16,527 for rent and utilities; $10,162 for communication; $11,236 for insurance; $5,994 for investor relations and $16,621 in other general office expense.

The increase of $187,672, or 23.4%, in operating expense for the three months ended November 30, 2009, as compared to the same period for the prior year is the result of:

•

salaries and benefits expense decreasing $36,716, or 7.4%, primarily due to the reduction of non-cash vested options expense and certain management personnel having transitioned to consultants. Additionally, effective mid-October, certain senior management agreed to salary reductions for an undetermined period of time, subject to the Company’s cash flow;

•

professional and consulting fees increasing $145,535, or 93.5%, as certain management personnel had transitioned to executive consultants during the second quarter of fiscal year 2009. We also incurred $10,000 of consulting fees for PCI compliance and $38,462 of non-cash consulting expense associated with the November 2009 financing agreement. Additionally, we experienced an increased need for computer consultants in South Africa. Offsetting these increases is a decrease of $27,500 for non-cash equity-based consulting fees;

•	travel expense increasing $30,286, or 47.8%, as management’s travel to South Africa increased during the critical testing periods;

•	depreciation and amortization increasing $43,177, or 156.1%, as we began amortizing the GCC license fees in December 2009 and invested in additional fixed assets in South Africa; and

•	other general and administrative expense increasing $5,390, or 8.9%, due to increased costs associated with the South Africa office, communications, office supplies, insurance and investor relations.

Other Income and Expense

Total other expense for the three months ended November 30, 2009 and 2008 was $93,821 and $14,429, respectively, representing 120.8% and 329.8%, respectively, of revenue.

Total other income and expense from continuing operations for the three months ended November 30, 2009 netted to an expense of $93,821. Significant components include $41,667 of non-cash interest expense associated with the beneficial conversion feature of the convertible note payable; a loss of $27,591 on foreign currency translation; $25,515 for accrued interest primarily on the convertible note payable and interest income of $952.

Total other income and expense from continuing operations for the three months ended November 30, 2008 netted to income of $14,429 with $15,197 of non-cash interest expense related to the convertible note payable being the significant component.

The increase of $79,392, or 550.2%, in other expense for the three months ended November 30, 2009, as compared to the same period for the prior year is the result of:

•	a revision effective November 2, 2009, of the exercise price of the convertible note payable resulting in a beneficial conversion feature which increased non-cash interest expense; and

•	an increased expense related to a decrease of 19.1% of the foreign exchange rate used in the translation of the South Africa financial statements from the Rand to the US dollar.

Liquidity and Capital Resources

As of November 30, 2009, we had cash of $394,192, current assets of $491,419, an offset to equity for a receivable of $1,081,000 from the sale of stock, for which payment was received on December 2, 2009, and current liabilities of $1,587,324, which includes $875,000 for the convertible note payable, net of the beneficial conversion, and non-cash accrued interest related to the note payable of $99,789.

As of August 31, 2009, we had cash of $403,990, current assets of $502,873 and current liabilities of $1,504,989, which includes approximately $1,075,000 for the convertible note payable and associated accrued interest.

Operating Activities

Our operating activities resulted in a net cash outflow of $710,125 for the three months ended November 30, 2009 compared to a net cash outflow of $368,918 for the same period of the previous year.

The net operating cash outflow for the current period reflects a loss of $1,139,660 and significant components include:

•	adjustments for depreciation and amortization of $70,837;

•	equity-based compensation of $108,247 for stock grants to certain directors ($35,000) and vested options;

•	the recognition of a non-cash expense of $41,667 for the beneficial conversion feature of the convertible note payable;

•	the recognition of $26,431 for the stock price indemnity liability;

•	an increase in our liability to related parties for $71,332 for travel expense;

•	an increase in accounts receivable of $43,063 as the South Africa operations progress and more plastic cards are sold;

•	a decrease in prepaid expenses and other assets of $44,513 for insurances and the annual MasterCard fee;

•	an increase in accounts payable and accrued liabilities of $56,558 as the South Africa operations progress and additional products and services are needed; and

•

an increase in accrued salaries and benefits of $53,013 due to an accrual of approximately $21,000 for payroll taxes, $15,000 for the November London salary and an increase of $17,000 in accrued paid-time-off.

The net operating cash outflow for the prior year period reflects a loss of $1,052,645 combined with $225,676 equity-based compensation; depreciation expense of $27,067; depreciation expense from discontinued operations of $116,001; and

increases in accounts receivable, accounts payable and accrued salaries and benefits. These increases are offset by decreases in prepaid expenses and other assets.

Investing Activities

Our investing activities resulted in a net cash outflow of $1,733 and $71,873, respectively, for the three months ended November 30, 2009 and 2008.

During the three months ended November 30, 2009, the Company replaced two computers. Cash used in investing activities for the three months ended November 30, 2008 was the result of an increase of $50,825 in the capitalized value of our GCC software license and purchases totaling $21,048 for computer equipment for South Africa.

Financing Activities

Our financing activities resulted in a cash inflow of $702,060, net of cash offering costs of $16,940, for the three months ended November 30, 2009.

During the three months ended November 30, 2009, the Company sold 11,791,428 shares of common stock for net proceeds of $1,783,060. As of the end of the quarter, the Company had received $719,000 and recorded a receivable of $1,081,000, which subsequently was received on December 2, 2009, as an offset to equity.

During the three months ended November 30, 2008, the Company entered into a note payable agreement and received proceeds of $320,000. Additionally, proceeds of $16,842 resulted from private placement of the Company’s common stock and warrants to purchase shares of common stock and the Company paid $100,000 of its note payable to GCC for the software license.

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

We expect that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements as we continue to progress and expand. Therefore, we will require additional funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and increase market share.

Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. We have previously estimated that delays could negatively impact our funds at an estimated rate of $250,000 per each month. We have experienced certain delays during this quarter and we estimate that we will require up to an additional $1 million to carry out our business plan for the next twelve months. We plan to raise any such additional capital primarily through the private placement of our equity securities. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, including those related to stock based compensation and revenue recognition on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are the critical accounting policies used in the preparation of our financial statements:

Revenue Recognition, Deferred Revenue and Cost Recognition

Our revenue recognition policy for fees and services arising from our products is that we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectability of the receivables is reasonably assured. More specifically, issuance fee revenue for our prepaid cards is recognized when shipped, transaction fee revenue is recognized when the transaction occurs and posts, and maintenance and financial float fee revenues are recognized when the products are used. Consulting fees are recognized as work is performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the cards, are recorded at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable arise from the sale of cards and security tokens and for application and set-up fees. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. Ongoing credit evaluations are performed for all of our customers and we generally do not require collateral.

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

Goodwill and Intangibles

We have a capitalized intangible asset, which is the purchase of the Global Cash Card software license and associated fees relative to its modification to meet our needs. In recognition of the right to receive future cash flows related to transactions of the asset, we will amortize this value over seven years as it is anticipated that the software will continue to grow with our needs. Additionally, annual impairment tests are performed with any impairment recognized in current earnings.

Long-Lived Assets and Impairment

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

We assessed the impairment of intangible assets with indefinite useful lives, specifically the software license, and that review indicated that there has been no impairment to the fair value of the license.

Equity-Based Compensation

The Company has annual equity-based compensation plans, which are designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.

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

SEC Staff Accounting Bulletin No. 110, “Share-Based Payment,” allows companies to continue to use the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the simplified method is allowed and has determined that use of the simplified method is applicable for the Company.

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

Contractual Obligations and Commitments

Contractual obligations	Payments due by period *
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Note payable - Sherington Holdings (1)	$1,108,400	$1,108,400	$—	$—	$—
Capital lease obligations	$—	$—	$—	$—	$—
Operating leases	$586,682	$146,728	$415,306	$24,648	$—
Purchase obligations	$—	$—	$—	$—	$—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	$—	$—	$—	$—	$—

Total	$1,695,082	$1,255,128	$415,306	$24,648	$—

(1)	Includes interest at an imputed interest rate of 10% for the convertible note payable to Sherington Holdings, LLC.
*	Based upon fiscal years, not calendar years

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of November 30, 2009, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of November 30, 2009 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(a) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of November 30, 2009, we know of no material, existing or pending legal proceedings against our company.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item, however, a detailed discussion of risk factors can be found within Form 10-K for the year ended August 31, 2009 of FNDS3000 Corp which was filed with the SEC on November 27, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

November 2009 Financing—On November 2, 2009, to obtain funding for the development of the business, the Company entered into a Securities Purchase Agreement (the “November 2009 Agreement”) with Sherington Holdings, LLC (“Sherington”) wherein Sherington agreed to purchase (i) 10,000,000 shares of Common Stock (the “November 2009 Shares”) at a purchase price of $0.15 per share and (ii) a common stock purchase warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.175 per share (the “November 2009 Warrant”). The Company issued and sold the November 2009 Shares and the November 2009 Warrant in two separate closings. On November 2, 2009, the date of the first closing, the Company sold to Sherington 3,333,333 November 2009 Shares and a November 2009 Warrant to purchase 3,333,333 shares of common stock for a purchase price of $500,000.

The November 2009 Warrants are exercisable for a period of two years from the date of issuance. The exercise price of the November 2009 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

On November 30, 2009, the date of the second closing, the Company sold to Sherington 6,666,667 November 2009 Shares and a November 2009 Warrant to purchase 6,666,667 shares of common stock for a purchase price of $1,000,000 (the “Second Closing”). The Second Closing was contingent upon, among other items:

•	the Company raising $300,000 of the Supplemental Capital Raise (as defined below),

•

Sherington’s approval of the Additional Investors (as defined below), the Company having identified and taken steps to implement a plan to reduce certain operating costs by a minimum of 10%, with a target of 15%,

•	the Company having reimbursed Sherington for approximately $140,000 past due travel expenses incurred by the Company, and

•

the Company holding an annual meeting (or written consent in lieu of annual meeting) of the Company’s stockholders to elect the Board of Directors and increase the authorized shares of common stock to 150,000,000 shall have occurred.

As additional consideration, Sherington also agreed to secure the services of a consultant associated with Sherington to assist the Company in launching its mobile banking initiative. The consultant shall provide its services for a period of 13 months, which commenced on October 1, 2009. The parties have valued the contribution at approximately $250,000. Sherington will pay the salary and benefits or consulting fees of this consultant, without seeking reimbursement from the Company, the timing and scope of such services to be reasonably determined from time to time by Company management.

The Company recorded the additional consideration of $250,000 as prepaid service paid in common stock, of which the Company has expensed $38,462 during the three months ended November 30, 2009.

As noted above, the Company was required to raise $300,000 through the sale of its common stock at a purchase price of $0.175 per share. The Company entered into securities purchase agreements with accredited investors (the “November 2009 Additional Investors”), including certain officers of the Company, wherein the Company sold 1,714,286 shares of the Company’s common stock and warrants to purchase 1,714,286 shares of common stock for gross proceeds of $219,000.

As part of the agreement with Sherington, if, by two days prior to the second closing, the Company had raised at least $200,000 but had not secured a full commitment for $300,000 Supplemental Capital Raise, it was agreed that Sherington would purchase the amount of the difference, which was not to exceed $100,000, at a price of $0.15 per share. The Company secured $219,000 and Sherington purchased an additional 540,000 shares of common stock and a warrant to purchase 540,000 shares of common stock for gross proceeds of $81,000. Sherington’s funds, $1,081,000, were received on December 2, 2009 and, thus, are presented on the balance sheet as a receivable rather than as an offset to equity.

Amendment to the July 2009 Financing—On July 1, 2009, the Company entered into the First Amendment to the Amended and Restated Note Purchase Agreement (the “First Amended Agreement”) with Sherington, which amended the Amended and Restated Note Purchase Agreement entered by and between the Company and Sherington on December 1, 2008 (the “Amended Agreement”). The First Amended Agreement provided for a decrease in the minimum number of cards required to be sold in South Africa from 150,000 prior to July 31, 2009 to 100,000 on or prior to September 30, 2009 (the “Target”). In connection with the First Amended Agreement, on July 1, 2009, the Company issued that certain Second Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “July 2009 Note”). As the Company has not achieved the Target resulting in a default under the July 2009 Note, the Company and Sherington entered into the Forbearance and Note Modification Agreement (the “Forbearance Agreement”) dated November 2, 2009, pursuant to which Sherington agreed to temporarily forbear from exercising its rights and remedies with respect to the default until January 31, 2010. If the Company satisfies the Target prior to January 31, 2010, then the default shall be waived.

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

Pursuant to the Amended Agreement, the Company issued an Amended and Restated Warrant to Purchase Common Stock (the “July 2009 Warrant”). In accordance with the November 2009 Agreement, the July 2009 Warrant was canceled and replaced with the Second Amended and Restated Warrant to Purchase Common Stock dated November 2, 2009 (the “Restated November 2009 Warrant”). The Restated November 2009 Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 19,963,263 shares of common stock of the Company at a price equal to $0.35 per share through December 31, 2013. Notwithstanding the foregoing, the Restated November 2009 Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company of approximately 57% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the Restated November 2009 Warrant).

The conversion feature of a convertible note payable is characterized as a beneficial conversion with the benefit value calculated by determining the number of shares that would be issued upon conversion and multiplying the result by the difference between the fair market value and the conversion price. Accordingly, the Company has determined that as the revised exercise price of $0.15 of the convertible note is $0.025 lower than the fair market value of the stock sold, the value of the beneficial conversion benefit is $166,667. Therefore, the Company has discounted the balance of the convertible note as of the November 30, 2009 revision and included $166,667 in additional paid in capital. The $166,667 will amortized from the date of revision to the stated redemption date of February 28, 2010, of which $41,667 was amortized to interest expense during the three months ended November 30, 2009. However, as certain terms of the original convertible note have been revised as subsequent sales of equity to Sherington occurred, current agreement terms are subject to additional future revision.

Further, at the Second Closing, the Company is required to issue Sherington the Third Amended and Restated Warrant to Purchase Common Stock, which will maintain Sherington percentage of approximately 57%. The exercise price of the Restated November 2009 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

On January 6, 2009, the Company and Sherington entered into a Registration Rights Agreement pursuant to which the Company provided Sherington with the right to demand the filing of two registration statements registering the shares of common stock, the shares of common stock underlying a common stock purchase warrant and the shares of common stock issuable upon conversion of the July 2009 Note. On July 1, 2009, the Company and Sherington entered into Amendment No. 1 to the Registration Rights Agreement and on November 2, 2009, the Company and Sherington entered into Amendment No. 2 to the Registration Rights Agreement, whereby the definition of registerable securities was further expanded.

On September 15, 2009, the Company issued 275,000 shares for services rendered, for a value of $48,125. Included in this issuance are 100,000 shares issued to Ernst Schoenbaechler and 100,000 shares issued to Raymond Goldsmith. These shares were issued to compensate these two board members with the requisite 200.000 shares issued to all of the Company’s board members. Additionally, 25,000 shares were issued to each of three board members for additional services rendered during and directly related to the July 2009 financing negotiations, the value of which is recognized as offering costs.

The securities were offered and sold to the above parties in private transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D thereunder. Each of the investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 24, 2009, certain actions were voted on by the written consent by stockholders holding a majority of the outstanding voting stock of the Company. The record date was November 5, 2009. The Company’s Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock, par value $0.001 per share, of the Company from 100,000,000 shares to 150,000,000 shares. The 2009 Incentive Stock Plan was adopted and the appointment of L.L. Bradford was ratified for the year ended August 31, 2009.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Amendment to the Certificate of Incorporation (2)

4.1	Third Amended and Restated Warrant to Purchase Common Stock entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated November 30, 2009 (1)

4.2	Second Closing Warrant to Purchase Common Stock entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated November 30, 2009 (1)

4.2	Second Closing Additional Warrant to Purchase Common Stock entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated November 2, 2009 (2)

31.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	First Amendment to Securities Purchase Agreement, dated November 30, 2009, by and between the Company and Sherington Holdings, LLC (1)

99.2	Third Amendment to the Registration Rights Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated November 30, 2009 (1)

99.3	Securities Purchase Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated November 30, 2009 (1)

99.4	Securities Purchase Agreement, dated November 30, 2009, by and between the Company and the November 2009 Second Closing Investors signatory thereto (1)

(1)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on December 4, 2009.
(2)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on December 8, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/S/ JOHN HANCOCK
Name:	John Hancock
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	January 14, 2010

By:	/S/ JOSEPH F. MCGUIRE
Name:	Joseph F. McGuire
Title:	Chief Financial Officer (Principal Financial Officer)

Date:	January 14, 2010