Form 10-Q
period 2010-02-28
FNDS3000 Corp
filed 2010-04-14
CIK 1369748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of April 14, 2010, the Company had outstanding 52,629,214 shares of its common stock, par value $0.001.

FNDS3000 CORP AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended February 28, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

FNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2010	August 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$327,413	$403,990
Accounts receivable, net	38,252	14,385
Prepaid expenses and other current assets	127,853	84,229
Due from related party	269	269

Total current assets	493,787	502,873

Deposits	28,621	29,199
Property and equipment, net	94,717	114,823
Software license, net	1,353,933	1,471,663

Total assets	$1,971,058	$2,118,558

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$147,511	$75,480
Accrued payroll and benefits	115,756	93,327
Other accrued liabilities	124,787	80,423
Stock price indemnity	—	111,429
Due to related party	77,461	144,330
Convertible note payable, net	1,000,000	1,000,000

Total current liabilities	1,465,515	1,504,989

Total liabilities	1,465,515	1,504,989

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 150,000,000 shares authorized; 52,629,214 issued and outstanding, February 28, 2010; 40,562,786 issued and outstanding, August 31, 2009	52,629	40,563
Additional paid-in capital	14,804,314	12,524,899
Prepaid service paid in common stock	(153,846)	—
Accumulated deficit	(14,197,554)	(11,951,893)

Total stockholders’ equity	505,543	613,569

Total liabilities and stockholders’ equity	$1,971,058	$2,118,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended February 28,		For the Three Months Ended February 28,
	2010	2009	2010	2009
Revenue, net	$167,109	$8,726	$89,414	$4,351
Cost of revenue	255,293	66,234	147,958	19,553

Gross margin	(88,184)	(57,508)	(58,544)	(15,202)

Operating expenses:
Salaries and benefits	914,179	962,142	455,970	467,217
Travel expense	156,165	162,729	62,512	99,362
Professional and consultant fees	541,921	364,862	240,782	198,533
Depreciation and amortization expense	139,722	92,265	68,885	64,605
Other selling, general and administrative	154,337	89,063	88,407	40,081

Total operating expenses from continuing operations	1,906,324	1,671,061	916,556	869,798

Loss from continuing operations	(1,994,508)	(1,728,569)	(975,100)	(885,000)

Other income (expense):
Interest and other income	3,930	8,984	2,978	6,251
Beneficial conversion expense	(166,667)	—	(125,000)	—
Interest expense	(50,881)	(46,943)	(25,366)	(31,746)
Foreign currency translation expense	(11,104)	(7,856)	16,487	(5,792)

Total other expense from continuing operations	(224,722)	(45,815)	(130,901)	(31,287)

Net loss from continuing operations before income taxes	(2,219,230)	(1,774,384)	(1,106,001)	(916,287)

Provision for income taxes	—	—	—	—

Net loss from continuing operations	(2,219,230)	(1,774,384)	(1,106,001)	(916,287)

Loss from discontinued operations	—	(347,108)	—	(152,457)
Impairment of intangible assets	—	(836,000)	—	(836,000)
Imputed interest on note payable	—	(31,961)	—	(31,961)
Stock price indemnity	(26,431)	—	—	—
Other loss	—	(64,000)	—	(64,000)

Net loss from discontinued operations	(26,431)	(1,279,069)	—	(1,084,418)

Total net loss	$(2,245,661)	$(3,053,453)	$(1,106,001)	$(2,000,705)

Net loss per common share:
Basic earnings per share:
Loss from continuing operations	$(0.05)	$(0.06)	$(0.02)	$(0.03)
Loss from discontinued operations	(0.00)	(0.04)	(0.00)	(0.04)

Net loss	$(0.05)	$(0.11)	$(0.02)	$(0.08)

Diluted earnings per share:
Loss from continuing operations	$(0.05)	$(0.06)	$(0.02)	$(0.03)
Loss from discontinued operations	(0.00)	(0.04)	(0.00)	(0.04)

Net loss	$(0.05)	$(0.11)	$(0.02)	$(0.08)

Weighted average common shares:
Basic	47,314,185	28,817,442	47,314,185	26,542,289

Diluted	47,314,185	28,817,442	47,314,185	26,542,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended February 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,245,661)	$(3,053,453)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139,722	92,265
Depreciation and amortization - discontinued operations	—	229,459
Non-cash equity-based compensation	213,850	323,369
Allowance for impaired inventory		12,747
Allowance for impaired intangible assets		836,000
Non-cash beneficial conversion expense	166,667	—
Bad debt expense	28,215	—
Non-cash interest expense	44,364	27,463
Imputed interest on note payable	—	31,961
Stock price indemnity	26,431	—
Other loss	—	64,000
Change in operating assets and liabilities:
Accounts receivable	(52,082)	46,610
Prepaid expenses and other assets	(43,046)	(23,277)
Accounts payable and other accrued liabilities	72,031	75,754
Accrued payroll and benefits	22,429	(104,863)
Due to related party	(66,869)	(125,361)
Stock price indemnity	(137,860)	—
Net cash flows from discontinued operations	—	79,739

Net cash used in operating activities	(1,831,809)	(1,487,587)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,886)	(31,403)
Purchase of software license	—	(50,825)

Net cash used in investing activities	(1,886)	(82,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	1,800,000	2,017,630
Offering costs	(42,882)	—
Borrowings on notes payable	—	1,000,000
Principal payments on notes payable	—	(550,000)

Net cash provided by financing activities	1,757,118	2,467,630

Net decrease in cash and cash equivalents	(76,577)	897,815

Cash and cash equivalents at beginning of year	403,990	317,077

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$327,413	$1,214,892

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$603	$19,411

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Prepaid services paid in common stock	$250,000	$—

Beneficial conversion feature on convertible note payable	$166,667	$—

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

These interim condensed consolidated financial statements present the unaudited condensed consolidated balance sheet, statements of operations and cash flows as of February 28, 2010 as well as the audited balance sheet as of August 31, 2009 of FNDS3000 Corp and its subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2010 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses in excess of $14,000,000 from operations since our inception. Our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through privately placed equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. In November 2009, the Company raised $1.8 million through the sale of its equity. Finally, we expect that operating revenues from the sales of our products and other related revenues will increase.

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

In December 2008 and January 2009, a change of management occurred. Additionally, Sherington Holdings, LLC (“Sherington”) became a major investor.

In May 2009, we sold the Atlas subsidiary, which was purchased in July of 2008.

On August 28, 2009, immediately before the end of the period covered by the last Form 10-K, the Company announced completion of the Pilot Test Phase (“Pilot”) and the commencement the Market Volume Test phase (“Market Test”). During the Pilot, a limited number of cards were introduced to the market, allowing a test of the full range of transaction processes alongside the development of further product enhancements, more comprehensive customer service operations and advanced fraud prevention protocols. The Market Test began with an initial distribution of approximately 10,000 prepaid cards to corporate clients and their cardholders. As the Market Test progressed in October and November 2009, it became evident that the process of delivering cards to cardholders, in an environment where physical addresses are not always well defined and logistical options are limited, took our corporate clients longer than they projected. The Company took steps, in cooperation with our distributors and corporate clients, to improve the planning and execution of the delivery and activation process and early indications were that card activation rates were improving.

The challenges of card distribution to cardholders were further hampered by the December festive season. In South Africa, this coincides with high summer, resulting in high vacation absences within the operations of our customers and slower progress on any organizational changes and this situation continued into the early new year. However, by January 31, 2010, we had surpassed the threshold of 100,000 cards distributed to corporate clients, thereby meeting the covenant test in the Sherington loan agreement.

Progress was further slowed by internal difficulties of one of our key distributors, Australis. These difficulties increased through the second quarter and ultimately led to an agreement in March between the Company and Australis to terminate the agreement between the companies. Thereafter, FNDS3000 Corp entered into direct contractual relationships with the customers of Australis.

Towards the end of the quarter and subsequently, the Company developed further its plans and programs for micro-financing, which offers particular attractions in high volume potential, repeat business and does not have the challenges of distribution in that the cardholder is present at the time that cash is loaded.

The delays experienced during its development phases have extended the period during which the Company must expend funds without having significant revenues, leading to the need for additional financing. Sales of its common stock and warrants to purchase common stock, along with a convertible note for $1 million have provided the required financing.

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

Transaction Data Management, Inc., a subsidiary of the Company, is inactive.

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

In addition, the determination and valuation of stock options granted to employees and officers is a significant estimate. The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could influence the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

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

The following types of revenue provide an overview of the various fees associated with our cards:

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

Our use of a derivative instrument was limited to a guarantee included in the Settlement/Membership Interest Purchase Agreement of May 14, 2009 wherein the Company sold Atlas Merchant Services LLC back to its former owner. As part of the agreement, the Company supported a guarantee made by Mr. Gerber to one shareholder with respect to the Company’s stock performance.

Foreign Currency Translation and Transactions

The financial position and results of operations of the FNDS3000 South Africa operations are measured using the parent’s currency, the US dollar, as the functional currency, however, the original books and records are maintained in the South African Rand. Therefore, exchange rate gains and losses are considered to be “transaction” gains and losses.

Transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are generally included in determining net income for the period in which exchange rates change unless the transaction hedges a foreign currency commitment or a net investment in a foreign entity. Intercompany transactions of a long-term investment nature are considered part of a parent’s net investment and hence do not give rise to gains or losses. Assets and liabilities of these operations are translated at the exchange rate in effect at the transaction date. Income statement accounts, with the exception of amortized assets or liabilities, are translated at the average exchange rate during the year.

Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables and payables, and generate currency transaction gains or losses that impact our non-operating income/expense levels in the respective period are reported in other (income) expense, net, in our consolidated financial statements.

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

For the period January 24, 2006 (inception) to February 28, 2010, the Company incurred net operating losses in an amount exceeding the net income. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset. At February 28, 2010, the Company had in excess of $14,000,000 of federal and state net operating losses (“NOL”) allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2024.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception.

Note 5 – Recent Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-09 – Amendments to Certain Recognition and Disclosure Requirements. This ASU provides amendments to Subtopic 855-10 as follows:

1. An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2. The glossary of Topic 855 is amended to include the definition of SEC filer. An SEC filer is an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section. It does not include an entity that is not otherwise an SEC filer whose financial statements are included in a submission by another SEC filer.

3. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements.

4. The glossary of Topic 855 is amended to remove the definition of public entity. The definition of a public entity in Topic 855 was used to determine the date through which subsequent events should be evaluated. Based on the amendments, that definition is no longer necessary for purposes of Topic 855.

5. The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

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

Note 7 – Property and Equipment

Property and equipment consisted of the following at February 28, 2010 and August 31, 2009:

	February 28, 2010,	August 31, 2009
Category
Computer equipment	$83,789	$82,055
Software	55,924	55,924
Furniture	9,528	9,377
Other equipment	4,117	4,117
Leasehold improvement	16,680	16,680

	170,038	168,153
Less accumulated depreciation	(75,321)	(53,330)

Fixed assets, net	$94,717	$114,823

During the six months ended February 28, 2010 and 2009 the Company recognized depreciation expense of $21,992 and $33,365, respectively.

During the three months ended February 28, 2009 the Company recognized depreciation expense of $10,054 and $5,705, respectively.

Note 8 – Intangible Asset

The Company has the following intangible asset as of February 28, 2010:

Intangible Asset	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net Value

Software license	7	$1,648,263	$294,330	$1,353,933

As we began generating revenue in December 2008, we also began amortizing the license over its expected life of seven (7) years. Amortization expense recognized for the six and three months ended February 28, 2010 related to the GCC software license was $117,730 and $58,831. Estimated amortization expense for the license for the next five years is as follows:

Year Ending August 31,	Amount
2010	$235,464
2011	235,464
2012	235,464
2013	235,464
2014	235,464

The Company’s intangible asset as of August 31, 2009 was as follows:

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

On May 14, 2009, the Company and Atlas LLC, our wholly owned subsidiary, entered into a Settlement/Membership Interest Purchase Agreement with Victor Gerber, the former owner of Atlas Inc., and Atlas Inc.

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

Per an amendment dated October 16, 2009, the Company agreed that if as of December 15, 2009, the market value of the Company’s common stock is less than $0.43 per share, the Company would pay to Mr. Gerber an amount equal to the excess of $0.43 over the market value of the Company’s common stock multiplied by 883,721. The market value of the Company’s common stock is defined as the average publicly traded price on the Over-the-Counter Bulletin Board for the ten business days ending December 15, 2009. On December 15, 2009, the parties agreed to an amount of $137,860, therefore, the Company had accrued a liability of $137,860 and had recorded an expense of $26,431 as of November 30, 2009. This payment was delivered in early January 2010.

Note 11 – Related Party Transactions

Travel Expenses

As of February 28, 2010, the Company owes $77,461 to related parties for travel expenses.

We owe Sherington, a major shareholder of the Company, $34,690, which represents unreimbursed travel-related expenses incurred by the Company as of November 30, 2009. As of August 31, 2009, the balance due to Sherington was $136,742 and between September 1 and November 30, 2009, the Company incurred additional travel expense of $37,948. However, as of early November, the Company began funding its travel via reimbursement of employee travel expenses. Upon receipt of Sherington’s payment on December 2, 2009 for subscribed stock, $140,000 was paid to Sherington, leaving an amount due of $34,690.

As of February 28, 2010, the Company also owes $7,371 to various employees and members of management for reimbursement of travel expenses and $35,400 for consulting fees payable.

Issuance of Common Stock for Services

On September 15, 2009, the Company issued 275,000 shares for services rendered. Refer to Note 13 – Equity Transactions, for additional information on the issuance of common stock for services.

Sales of Unregistered Common Stock

In November 2009, the Company sold 11,791,428 shares of common stock, $0.001 par value and related common stock purchase warrants to various accredited investors for proceeds of $1.8 million. Details of the sale and the related receivable from the sale as presented in the equity section of the balance sheet are more fully described in Note 13 – Equity Transactions

Note 12 – Commitments and Obligations

Leases

The Company has the following lease arrangements:

•

The Company paid a deposit of $5,770 and signed a lease agreement for its Jacksonville Florida office on an 18-month basis starting August 1, 2009 and continuing through January 31, 2011. The monthly lease amount, net of a 50% discount from August 2009 through January 31, 2010, is $1,290. Effective February 1, 2010, the discount is no longer effective and the lease amount increases to approximately $2,600. Prior to this lease, The Company was paying $4,721 monthly for its office lease. The Company has recognized $10,000 and $5,065, respectively for lease and lease-related expense for the corporate office during the six and three months ended February 28, 2010.

•

The Company’s South Africa operations paid a deposit of approximately $17,500 and signed a five-year lease agreement starting April 1, 2009 and continuing through March 31, 2014. The current monthly lease amount (adjusted for utilities) is approximately $4,000, subject to the foreign exchange rate. The Company has recognized $35,294 and $17,155, respectively for lease and utilities expense during the six and three months ended February 28, 2010.

•

The Company’s South Africa operations also entered into a three-year lease effective October 2008, for its dedicated data hosting solution, which is located in a fully secured, redundant data center. The monthly cost of the lease is approximately $11,750, subject to the foreign exchange rate. For the six and three months ended February 28, 2010, the Company recognized $69,161 and $34,513, respectively, for lease expense for the hosting facilities as part of its cost of sales.

Our approximate lease obligations under the current leases are as follows:

Fiscal 2010	$150,400
Fiscal 2011	133,500
Fiscal 2012	100,900
Fiscal 2013	94,500
Fiscal 2014	49,300

Total	$528,600

Royalties

As part of the Software License Agreement (the “License”) with World Processing, Ltd., royalties are to be paid at varying rates as various threshold quantities of transactions are achieved. These thresholds are to be considered in the aggregate with respect to all financial transactions that utilize the GCC software and will not be deemed an annual threshold or a threshold calculated on a per location basis. Accordingly, once royalties of $20,000 have been paid on the first million financial transactions, the Company will pay royalties of $60,000 for the next four million financial transactions, $50,000 for the next five million financial transactions, $200,000 for the next forty million transactions and $2,500 for each million transactions thereafter. For the six and three months ended February 28, 2010, the Company recognized $957 and $579, respectively, for royalties expense.

Consulting Services

As a condition to the October 2008 Sherington Agreement closing, Michael Dodak, the former CEO, and David Fann, the former President and current Secretary and Director, agreed that their employment agreements would be converted to Consulting Agreements effective December 5, 2008 for Mr. Dodak and effective February 1, 2009 for Mr. Fann. Each agreement is for a monthly fee of $10,000. However, in conjunction with other cost-cutting measures initiated by the Company during this first quarter of fiscal 2010, and to contribute toward improving cash flow, Mr. Dodak and Mr. Fann have agreed to defer a portion of their fee. The total deferred amount is scheduled to be paid in six equal monthly installments beginning October 1, 2010.

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

Convertible Note Payable

On October 29, 2008, we entered into a Note Purchase Agreement (the “Agreement”) with Sherington Holdings, LLC for the sale of a secured convertible promissory note in the principal amount of $320,000 (the “October 2008 Note”). On December 1, 2008, we entered into the Amended Agreement with Sherington, which amended the Original Agreement. The Amended Agreement provided for an increase in the principal amount from $320,000 to $1,000,000 (the “December 2008 Note”). Certain terms of this note were revised in conjunction with additional financing agreements, most notably pursuant to a note modification agreement entered into on April 8, 2010 (Refer to Note 14 – Subsequent Events) in conjunction with an agreement for additional financing from Sherington, the maturity date has been extended to August 31, 2010. (Refer to Note 13 – Equity Transactions for additional information.)

Note 13 – Equity Transactions

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

The Company recorded the additional consideration of $250,000 as prepaid service paid in common stock, of which the Company has expensed $96,154 and $57,692, respectively, during the six and three months ended February 28, 2010.

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

As part of the agreement with Sherington, if, by two days prior to the second closing, the Company had raised at least $200,000 but had not secured a full commitment for $300,000 Supplemental Capital Raise, it was agreed that Sherington would purchase the amount of the difference, which was not to exceed $100,000, at a price of $0.15 per share. The Company secured $219,000 and Sherington purchased an additional 540,000 shares of common stock and a warrant to purchase 540,000 shares of common stock for gross proceeds of $81,000. Sherington’s funds, $1,081,000, were received on December 2, 2009.

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

The conversion feature of a convertible note payable is characterized as a beneficial conversion with the benefit value calculated by determining the number of shares that would be issued upon conversion and multiplying the result by the difference between the fair market value and the conversion price. Accordingly, the Company has determined that as the revised exercise price of $0.15 of the convertible note is $0.025 lower than the fair market value of the stock sold, the value of the beneficial conversion benefit is $166,667. Therefore, the Company has discounted the balance of the convertible note as of the November 30, 2009 revision and included $166,667 in additional paid in capital. The $166,667 was amortized from the date of revision to the stated redemption date of February 28, 2010, of which $41,667 was amortized to interest expense during the three months ended November 30, 2009 and the remaining $125,000 was expensed during the three months ended February 28, 2010. However, as certain terms of the original convertible note have been revised as subsequent sales of equity to Sherington occurred, current agreement terms are subject to additional future revision.

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

In November 2009, the Company sold to various accredited investors for proceeds of $1.8 million 11,791,428 shares of common stock, $.001 par value and related common stock purchase warrants.

There were no sales of unregistered common stock during the three months ended February 28, 2010.

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

There were no issuances of common stock for services during the three months ended February 28, 2010.

Stock Options

The Company recognized $69,572 and $184,379 equity-based compensation expense due to vested options for the six months ended February 28, 2010 and 2009.

The Company recognized $34,786 and $21,204 equity-based compensation expense due to vested options for the three months ended February 28, 2010 and 2009.

The Company has 7,455,159 outstanding options as detailed below:

Quantity	% Vested	Exercise Price/Range	Expiration Date/Range
100,000	33%	$0.19	May 2013
3,500,000	100%	$0.26	June 2014
1,000,000	100%	$0.25	April 2010
500,000	50%	$0.29	July 2014
500,000	50%	$0.39	July 2013
500,000	100%	$0.40	October 2013
45,000	33%	$0.745	October 2013
210,159	33%	$0.40 - $0.45	September 2013 to January 2014
1,100,000	67%	$0.835	June 2012

7,455,159

Stock Warrants

The Company has 24,922,916 outstanding warrants and 27,461,856 potential warrants as of February 28, 2010

Quantity	Exercise Price/Range	Expiration Date Range
6,226,000	$0.175 to $0.25	April 2010 to December 2010
17,505,714	$0.175 to $0.25	July 2011 to November 2011
1,191,202	$0.60 to $0.70	March 2010 to September 2010

24,922,916		Sub-total of outstanding warrants
7,498,593	$0.15	Potential Sherington warrants per Convertible Note
19,963,263	$0.175	Potential anti-dilutive Sherington warrant

52,384,772		Total outstanding and potential warrants

Note 14 – Subsequent Events

On April 8, 2010, the Company and Sherington entered into a Note Modification Agreement in which the parties agree to extend the maturity date of the $1 million convertible note payable to the earliest of the close of business on August 31, 2010 or upon or after the occurrence of an event of default. The conversion price remains at $0.15 per share and the Note may not be redeemed or prepaid prior to August 31, 2010 without the prior written consent of Sherington.

On April 8, 2010, we entered into a Note and Warrant Purchase Agreement with Sherington for the principal amount of $250,000. Pursuant to the terms of this Agreement, the Company and Sherington closed on the sale and purchase of the April 2010 Sherington Note on April 8, 2010. The April 2010 Sherington Note bears interest at 10%, matures August 31, 2010 and is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.175 per share. The Company may only redeem the April 2010 Sherington Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average. As of April 8, 2010, the Company is obligated on the April 2010 Sherington Note issued to Sherington. The April 2010 Sherington Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The April 2010 Sherington Note Agreement also includes a warrant to purchase 1,428,572 shares of the Company at an exercise price of $0.175. The Warrant is exercisable through April 8, 2012.

On April 13, 2010, we entered into a Note and Warrant Purchase Agreement with Mrs. John Hancock, spouse of the Company’s CEO, for the principal amount of $250,000. Pursuant to the terms of this Agreement, the Company and Mrs. Hancock closed on the sale and purchase of the April 2010 Hancock Note on April 13, 2010. The April 2010 Hancock Note bears interest at 10%, matures August 31, 2010 and is convertible into the Company’s common stock, at Mrs. Hancock’s option, at a conversion price of $0.175 per share. The Company may only redeem the April 2010 Hancock Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average. As of April 13, 2010, the Company is obligated on the April 2010 Hancock Note issued to Mrs. Hancock. The April 2010 Hancock Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The April 2010 Hancock Note Agreement also includes a warrant to purchase 1,428,572 shares of the Company at an exercise price of $0.175. The Warrant is exercisable through April 13, 2012.

Due to internal difficulties of one of our key distributors, Australis, in March the Company and Australis agreed to terminate the agreement between the companies. Pursuant to the termination agreement, FNDS3000 Corp entered into direct contractual relationships with the customers of Australis.

In an effort to reduce travel-related expenses, effective March 8, 2010, the Company leased a property in Johannesburg, South Africa for a period of six-months. This property will be used to house visiting personnel. The monthly lease amount is approximately $2,820, subject to the foreign exchange rate.

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

BUSINESS

In accordance with Item303 (b) (Instructions to Item 303 (b): 2), the Company recommends and presumes that users of the interim financial information have read or have access to our last annual filing (“Form 10-K filing”) filed November 27 2009, and in relation to this discussion and analysis such users have in particular read the section of that document headed “BUSINESS DESCRIPTION”.

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

Progress from September 1, 2009 to February 28, 2010

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

As part of the Market Test, the Company implemented closer and more detailed evaluation of the financial results of those cards that were activated, and management found these early results of revenue margin growth to be fairly encouraging. On December 22, 2009, the Company announced completion of the Market Test Phase and commencement of Production Roll Out.

The challenges of card distribution to cardholders were further hampered by the December festive season. In South Africa, this coincides with high summer, resulting in high vacation absences within the operations of our customers and slower progress on any organizational changes and this situation continued into the early new year.

Progress was further slowed by internal difficulties of one of our key distributors, Australis. These difficulties increased through the second quarter and ultimately led to an agreement in March between the Company and Australis to terminate the agreement between the companies. Thereafter, FNDS3000 Corp entered into direct contractual relationships with the customers of Australis.

By January 31, 2010, we had surpassed the threshold of 100,000 cards distributed to corporate clients, thereby meeting the covenant test in the Sherington loan agreement.

Towards the end of the quarter and subsequently, the Company developed further its plans and programs for micro-financing, which offers particular attractions in high volume potential, repeat business and does not have the challenges of distribution in that the cardholder is present at the time that cash is loaded.

The delays experienced during its development phases have extended the period during which the Company must expend funds without having significant revenues, leading to the need for additional financing. Further financing was obtained in the last fiscal year (see Form 10-K filed on November 27, 2009). On September 23 2009, the Company announced that it was in the process of securing the additional financing required. As a company in its early stages of operations, only equity financing and loans associated with equity purchases are practicable. On November 5 2009, the Company announced an agreement for $1.5 million through the issuance of its common stock and warrants. This announcement included that the company was launching a mobile banking initiative for which Sherington Holdings, LLC, the major investor, would contribute the services of a consultant. The financing was in two tranches. The first, of $500,000, closed on November 2, 2009 and the second for $1,300,000 closed on November 30 2009. For the second closing, $1,081,000 of the funds were received on December 2, 2009.

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

Comparison of Results of Operations for the Six and Three Months Ended February 28, 2010 and 2009.

Discontinued Operations

In May of 2009, we sold the Atlas subsidiary. Accordingly, for all periods presented herein, the financial statements have been conformed to this presentation. Unless otherwise noted, all amounts and analyses are based on continuing operations only.

Revenue

For the six months ended February 28, 2010, revenue was $167,109, an increase of $158,383, or 1815.1%, as compared to $8,726 for the six months ended February 28, 2009.

Revenue earned during the six months ended February 28, 2010 increased as customer orders increased for the plastic cards and security tokens, which are required to begin the process of establishing the prepaid card programs. Additionally, as the quantity of cards in the market increased, we recognized increased transaction-related revenue due to the increased quantity of transactions and, as cardholders become more familiar with the various uses of the card, they also begin utilizing additional card functionality. Approximately $58,000 of the revenue was from the sale of plastic card stock and security tokens; the remaining $109,000 was associated with various fees.

For the six months ended February 28, 2010, the customers of three distributors were responsible for approximately $129,000, or 77.2%, of total revenue: Procard’s revenues were approximately $63,000, or 37.7% of total revenue; Australis’ revenues were approximately $46,000, or 27.5% of total revenue; and revenues from Exchange 4 Free were approximately $20,000, or 12.0% of total revenue.

Procard’s revenues consisted of approximately $60,000 from transaction fees and $3,000 from sales of card stock. Australis’ revenues consisted of approximately $26,000 from transaction fees and $20,000 from sales of card stock and Exchange 4 Free’s revenues consisted of approximately $12,000 from transaction fees and $8,000 from sales of card stock.

As discussed above in the description of our progress this year, it is noted that we terminated the distributor agreement with Australis in March. Australis’ customers are a large part of our revenue source this year. We are in the process of directly contracting for our services with these customers and anticipate the continuance of this revenue source.

For the six months ended February 28, 2009, revenue of $8,726 resulted from processing fees.

For the three months ended February 28, 2010, revenue was $89,414, an increase of $85,063, or 1,955.0%, as compared to $4,351 for the three months ended February 28, 2009. Revenue consisted of approximately $76,000 of fee-based revenue and $13,000 from the sale of cards and security tokens.

For the three months ended February 28, 2010, the customers of the same three distributors were responsible for approximately $79,000, or 88.4%, of total revenue: Procard’s revenues were approximately $42,000, or 47.0%, of total revenue; Australis’ revenues were approximately $25,000, or 28.0%, of total revenue; and revenues from Exchange 4 Free were approximately $12,000, or 13.4%, of total revenue.

Procard’s revenues consisted of approximately $39,000 from transaction fees and $3,000 from sales of card stock. Australis’ revenues consisted of approximately $21,000 from transaction fees and $4,000 from sales of card stock and Exchange 4 Free’s revenues consisted of approximately $10,000 from transaction fees and $2,000 from sales of card stock.

For the three months ended February 28, 2009, revenue of $4,351 resulted from approximately $3,000 processing fees and $1,000 from the sale of card stock.

For the three months ended February 28, 2010, earned revenue of $89,414 increased $11,719, or $15.1%, as compared to the prior quarter’s revenue of $77,695.

Cost of Revenue

For the six months ended February 28, 2010, cost of revenue was $255,293, an increase $189,059, or 285.4%, as compared to $66,234 for the six months ended February 28, 2009. Costs as a percentage of sales were 152.8% for the six months ended February 28, 2010 as compared to 759.0% for the six months ended February 28, 2009.

Key factors for the variances for the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 include the following:

•	transaction-based costs of approximately $53,000 increased approximately $51,000 as the volume of transactions and funds transfers increased;

•	the purchase of approximately $28,000 of new cards for customers represents a 100.0% increase as the Company focused on increasing the customer base and on the distribution of cards;

•	MasterCard fees of approximately $37,000 increased approximately $34,000 for processing fees;

•	bank fees of approximately $23,000 increased approximately $1,000 for processing fees;

•

data hosting costs of approximately $69,000 increased approximately $56,000 as the agreement with Vodacom to provide our data hosting facility at an estimated $34,500 per quarter became effective in December 2008;

•	an increase of approximately $43,000, or 100.0%, for annual maintenance fees related to the intrusion and fraud detection software installed in April/May of 2009; and

•	a reduction of approximately $26,000 as the program set-up process was completed by the end of fiscal 2009.

For the six months ended February 28, 2009, cost of revenue was $66,234 and consisted of approximately $2,000 processing fees, MasterCard fees of $2,000, bank fees of $23,000, data hosting costs of $13,000 and $26,000 of program set-up fees.

For the three months ended February 28, 2010, cost of revenue of $147,958 increased $128,405, or 656.7%, as compared to $19,553 for the three months ended February 28, 2009. Costs as a percentage of sales were 165.5% for the three months ended February 28, 2010 as compared to 449.4% for the three months ended February 28, 2009.

Similar factors that were responsible for the year-to-year variances are also responsible for the variances between the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.

For the three months ended February 28, 2009, cost of revenue was $19,553 and consisted of approximately $13,000 for bank fees incurred during the set up and beta testing of our South Africa operations, $4,000 for hosting fees and remaining cost of approximately $3,000 represents other processing expenses.

For the three months ended February 28, 2010, cost of revenue increased $40,623, or 37.8%, as compared to the prior quarter’s costs of $107,335. Costs as a percentage of sales were 165.5% for this quarter as compared to 138.1% for last quarter, an increase of 27.4%. Significant components for the increase include a charge of $23,000 for the initial quarterly fee assessment by the sponsor bank, $16,000 related to service charges, $8,000 related to ATM fees and $7,000 for fraud and intrusion software licenses. Offsetting the increases is a decrease of $14,000 for reduced card purchases.

Operating Expense

For the six months ended February 28, 2010, operating expense was $1,906,324, an increase of $235,263, or 14.1%, as compared to the six months total of $1,671,061 for the six months ended February 28, 2009.

Operating expense for the six months ended February 28, 2010 was comprised of:

•

approximately $914,000 for salaries and benefits as compared to $962,000 for the prior year’s comparable period. The decrease of approximately $48,000 reflects decreased equity compensation expense of approximately $115,000 due to reduced option grants, decreased recruitment costs of approximately $32,000 and decreased insurance costs of approximately $5,000. These decreases are offset by increased paid-time-off accruals of approximately $87,000, increased payroll taxes of approximately $10,000 and increased salaries expense of approximately $7,000;

•	approximately $156,000 for travel expenses as compared to $163,000 for the prior year’s comparable period, a decrease of $7,000;

•

approximately $542,000 for professional and consultant fees as compared to $365,000 for the prior year’s comparable period. The increase of $177,000 reflects $84,000 of increased computer consulting, increased fees of approximately $85,000 related to certain managers who were employees for the majority of the first six months of last year and are now full-time consultants, $31,000 for equity-based consulting expense for directors and the Sherington consultant and $10,000 for a PCI consultant, all of which are offset by decreased legal and accounting fees of approximately $23,000 and decreased marketing fees of approximately $10,000;

•

approximately $140,000 for depreciation and amortization expense as compared to $92,000 for the prior year’s comparable period. The increase of $48,000 reflects $59,000 of increased amortization of the GCC software asset and decreased depreciation of approximately $11,000 as certain computer equipment which was sold in February of 2009;

•

approximately $154,000 of other expense as compared to $90,000 for the prior year’s comparable period. The increase of $64,000 reflects the recognition of an allowance for bad debt of $28,000, the elimination of, and thus and increase due to approximately $13,000 of certain costs that were charged to a related party during the six months ended February 28, 2009, increased office lease expense of approximately $10,000 as we added the South Africa office, approximately $7,000 for subscription and convention expenses, $5,000 for communication expense, $3,000 for insurances and a decrease of approximately $2,000 in other office-related expenses.

Operating expense for the six months ended February 28, 2009 was $1,671,061 and was comprised of approximately $100,000 of stock-based consultant expense, $184,000 for labor costs due to vested options, $777,000 for salaries and benefits, $265,000 for professional and consultant fees and $92,000 for depreciation and amortization. Travel expense was approximately $163,000 and other office expense of approximately $90,000 includes $35,000 for rent and utilities, $17,000 for communication, $17,000 for insurance, $16,000 for investor relations and $5,000 in general office expense.

For the three months ended February 28, 2010, operating expense was $916,556, an increase of $46,758, or 5.4%, as compared to the total of $869,798 for the three months ended February 28, 2009.

Operating expense for the three months ended February 28, 2010 was comprised of:

•

approximately $456,000 for salaries and benefits as compared to $467,000 for the prior year’s comparable period. The decrease of $11,000 reflects approximately $38,000 of decreased salaries expense related to certain managers who were employees for several weeks of the comparable three months of last year and are now full-time consultants and due to certain members of management who have agreed to reduced salaries while we manage our cash flow, Additionally, recruitment expense decreased approximately $22,000 and taxes and benefits decreased approximately $6,000. These decreases are offset by approximately $41,000 of increased paid-time-off accruals and $14,000 of increased equity compensation expense;

•

approximately $62,000 for travel expenses as compared to $99,000 for the prior year’s comparable period, a decrease of $37,000 as management’s hands-on support of the South Africa operations has decreased;

•

approximately $241,000 for professional and consultant fees as compared to $199,000 for the prior year’s comparable period. The increase of approximately $42,000 reflects $36,000 of increased computer consulting, increased fees of approximately $19,000 related to certain managers who were employees for several weeks of the comparable three months of last year and are now full-time consultants and $45,000 for equity-based consulting expense for the Sherington consultant These increases are offset by decreased equity-based compensation of $25,000 for directors, decreased legal and accounting fees of approximately $23,000 and decreased marketing fees of approximately $10,000;

•	approximately $69,000 for depreciation and amortization expense, an increase of $4,000 as compared to $65,000 for the prior year’s comparable period.;

•

approximately $88,000 of other expense as compared to $40,000 for the prior year’s comparable period. The increase of approximately $48,000 reflects the recognition of an allowance for bad debt of $28,000, the elimination of, and thus an increase due to approximately $13,000 of certain costs that were charged to a related party during the three months ended February 28, 2009, increased office lease expense of approximately $4,000 as we added the South Africa office, approximately $7,000 for subscription and convention expenses and $2,000 for communication expense. These increases are offset by decreases of approximately $5,000 for investor relations costs and $1,000 for other miscellaneous office costs.

Operating expense of $869,798 for the three months ended February 28, 2009 was comprised of approximately $38,000 of stock-based consultant expense, $21,000 for labor costs due to vested options, $446,000 for salaries and benefits, $161,000 for professional and consultant fees and $65,000 for depreciation and amortization. Travel expense was approximately $99,000 and other office expense of approximately $40,000 includes $19,000 for rent and utilities, $7,000 for communication, $6,000 for insurance, $10,000 for investor relations and a decrease of $2,000 in general office expense.

For the three months ended February 28, 2010, operating expense of $916,556, as compared to the prior quarter’s $989,768, decreased $73,211 or 7.4%.

Key factors for the decrease include:

•

professional and consulting expense of approximately $241,000, as compared to $301,000, decreased approximately $60,000 due to decreases of approximately $23,000 for accounting fees as the annual audit fees were recognized last quarter, $13,000 for legal fees, $35,000 for equity-based compensation for directors and $10,000 as the final PCI consultant expenses was recognized on October 2009. Offsetting the decreases is an increase of approximately $19,000 for equity-based expense for the Sherington consultant and $2,000 for other professional fees;

•	travel expense of approximately $62,000 as compared to $94,000, decreased approximately $32,000 as management’s hands-on support of the South Africa operations has decreased;

•

other office expense of approximately $88,000 as compared to $66,000, increased approximately $22,000 as decreased insurance expense of approximately $9,000 and communication expense of $5,000 is offset by increases of approximately $28,000 due to the recognition this quarter of an allowance for bad debt, $6,000 for subscriptions and conventions and approximately $2,000 for other general office expenses.

Other Income and Expense

Total other income and expense for the six months ended February 28, 2010 and 2009 netted to an expense of $224,722 and $45,815, respectively, representing 134.5% and 525.0%, respectively, of revenue.

For the six months ended February 28, 2010, other income and expense netted to an expense of $224,722, an increase of $178,907, or 392.9%, as compared to the six months total of $45,536 for the six months ended February 28, 2009.

Significant components of the $224,722 include approximately $167,000 of non-cash interest expense associated with the beneficial conversion feature of the convertible note payable, $51,000 for accrued non-cash interest on the convertible note payable, a loss of $11,000 on foreign currency translation and interest income of $4,000. A revision effective November 2, 2009, of the exercise price of the convertible note payable resulted in a beneficial conversion feature, which increased non-cash interest expense recognized between November 2009 and February 2010.

Significant components of the $45,815 for the six months ended February 28, 2009 include approximately $47,000 for accrued non-cash interest on the convertible note payable, a loss of $8,000 on foreign currency translation and interest income of $9,000.

Total other income and expense for the three months ended February 28, 2010 and 2009 netted to an expense of $130,901 and $31,287, respectively, representing 146.4% and 719.1%, respectively, of revenue.

Significant components of the $130,901 include approximately $125,000 of non-cash interest expense associated with the beneficial conversion feature of the convertible note payable, $25,000 for accrued non-cash interest on the convertible note payable offset by a gain of $16,000 on foreign currency translation and interest income of $3,000.

Significant components of the $31,287 for the three months ended February 28, 2009 include approximately $32,000 for accrued non-cash interest on the convertible note payable, a loss of $6,000 on foreign currency translation and interest income of $6,000.

For the three months ended February 28, 2010, other income and expense netted to an expense of $130,901, an increase of $37,080, or 39.5%, as compared to a net expense of $93,821 for the prior quarter. As a percentage of sales, other income and expense was 146.4% for this quarter as compared to 120.8% for last quarter. Significant components of the variance include an increase of approximately $84,000 for non-cash interest expense related to the beneficial conversion benefit and a decreased expense of $44,000 for the effect of the foreign currency translation and $2,000 for interest income.

Liquidity and Capital Resources

As of February 28, 2010, we had cash of $327,413, current assets of $493,787 and current liabilities of $1,465,515, which includes $1,000,000 for the convertible note payable, net of the beneficial conversion, and non-cash accrued interest of $124,787 related to the note payable.

As of August 31, 2009, we had cash of $403,990, current assets of $502,873 and current liabilities of $1,504,989, which included approximately $1,075,000 for the convertible note payable and associated accrued interest.

Operating Activities

Our operating activities resulted in a net cash outflow of $1,831,809 for the six months ended February 28, 2010 compared to a net cash outflow of $1,487,587 for the same period of the previous year.

Our operating activities resulted in a net cash outflow of $1,831,809 for the six months ended February 28, 2010 compared to a net cash outflow of $1,487,587 for the same period of the previous year. The net operating cash outflow for the current period primarily reflects a net loss, adjustments for non-cash items and increases in amounts due from trade accounts receivable, prepaid and other assets, accounts payable, accrued salaries and benefits and other accrued expenses. These increases are offset by decreases for the stock price indemnity and related party transactions

The net operating activities for the prior year period resulted in a net cash outflow of $1,487,878 for the six months ended February 28, 2009 and reflects a net loss adjustment for non-cash items and increases in amounts due from related parties, accrued expenses and accounts payable. These increases are offset by decreases in trade accounts receivable, accrued salaries and benefits and prepaid expenses and other assets.

Investing Activities

Our investing activities resulted in a net cash outflow of $1,886 and $82,228, respectively, for the six months ended February 28, 2010 and 2009.

During the six months ended February 28, 2010, the Company replaced two computers.

Investing activities for the six months ended February 28, 2009 resulted in a net cash outflow of $82,228 for the six months ended February 28, 2009 due to an increase in the capitalized value of our GCC software license and purchases of computer equipment.

Financing Activities

Our financing activities resulted in a cash inflow of $1,757,118, net of cash offering costs of $42,882 for the six months ended February 28, 2010.

During the six months ended February 28, 2010, the Company sold 11,791,428 shares of common stock for net proceeds of $1,757,118.

During the six months ended February 28, 2009, the Company entered into a $1 million convertible note payable agreement. Additionally, net proceeds of $2,017,630 resulted from private placement of the Company’s common stock and warrants to purchase shares of common stock and the Company paid $550,000 of its note payable to GCC for the software license.

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

Due to the extended time required to build our infrastructure, as well as the additional time required to assist our distributors and corporate clients as they encountered logistical and procedural delays, the Company has implemented certain cost cutting measures focused on reducing the corporate office expense and cash outflows. The monthly gross salary expense of $71,000 for the US-based management and staff decreased $6,900 per month to $64,100 effective October 2009 through executive management salary concessions. Effective March 1, 2010, the monthly gross salary expense decreased another $16,400 and effective April 1, will decrease an additional $2,100 per month. Also, in an effort to reduce travel costs, we have signed a 6-month lease on a property in South Africa, which will reduce our cost of lodging, and visits to South Africa will be extended, thereby reducing the number of overseas flights required. These reductions are intended to support the Company’s goal of stretching its existing financial resources and reducing its capital requirements while maintaining total corporate potential as the focus continues to be on the South African operational infrastructure and program implementation and growth.

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

Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. We have previously estimated that delays could negatively affect our funds at an estimated rate of $250,000 per each month. We have experienced certain delays during this quarter and we estimate that we will require up to an additional $1 million to $2 million to carry out our business plan for the next twelve months. We plan to raise any such additional capital primarily through the private placement of our equity securities. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

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

Contractual Obligations and Commitments

			Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	6-Plus years
Note payable-Sherington Holdings (1)	$1,124,789	$1,124,789	$—	$—	$—
Capital leases	$—	$—	$—	$—	$—
Operating leases	$456,319	$145,696	$310,623	$—	$—
Purchase obligations	$—	$—	$—	$—	$—
Other long-term liabilities reflected on balance Sheet under GAAP	$—	$—	$—	$—	$—

Total	$1,581,108	$1,270,485	$310,623	$—	$—

(1)	Includes interest at an imputed interest rate of 10% for the convertible note payable to Sherington Holdings, LLC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of February 28, 2010, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of February 28, 2010 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(a) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of February 28, 2010, we know of no material, existing or pending legal proceedings against our company.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item, however, a detailed discussion of risk factors can be found within the Form 10-K for the year ended August 31, 2009 of FNDS3000 Corp which was filed with the SEC on November 27, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Secure Sherington Financing

The Company entered into an Amended and Restated Note Purchase Agreement (the “Amended Agreement”) with Sherington Holdings, LLC (“Sherington”) on December 1, 2008, which amended the Note Purchase Agreement entered by and between the Company and Sherington on October 29, 2008 (the “Original Agreement”). The Original Agreement provided for the sale of a secured convertible promissory note in the principal amount of $320,000 (the “October 2008 Note”). Pursuant to the terms of the Original Agreement, the Company and Sherington closed on the sale and purchase of the October 2008 Note on October 31, 2008. The Amended Agreement provided for an increase in the principal amount of indebtedness subject to the Amended Agreement from $320,000 to $1,000,000. On December 1, 2008, the Company issued that certain Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “December 2008 Note”) and the December 2008 Note replaced the October 2008 Note, and the October 2008 Note was cancelled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000. The Company amended the Amended Agreement on July 1, 2009. The December 2008 Note bears interest at 10% and had a maturity date of February 28, 2010.

On March 11, 2010, the Company and Sherington entered into a Note Modification Agreement (the “March 2010 Modification”) pursuant to which the maturity date of the December 2008 Note was extended to March 31, 2010. The March 2010 Modification was effective as of February 28, 2010. Further, on April 8, 2010, the Company and Sherington entered into a Note Modification Agreement (the “April 2010 Modification”) pursuant to which the maturity date of the December 2008 Note was extended to August 31, 2010. The April 2010 Modification was effective as of March 31, 2010.

April 2010 Convertible Note Financing – Sherington

The Company entered into a Note Purchase Agreement (the “April 2010 Agreement”) with Sherington on April 8, 2010 for the sale of a convertible promissory note in the principal amount of $250,000 (the “April 2010 Note”) and a common stock purchase warrant to acquire 1,428,572 shares of common stock (the “April 2010 Warrant”). Pursuant to the terms of the Agreement, the Company and Sherington closed on the sale and purchase of the April 2010 Note and the April 2010 Warrant on April 8, 2010. The April 2010 Note bears interest at 10%, matures August 31, 2010 and is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.175 per share. The Company may only redeem the April 2010 Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average. The April 2010 Warrant is exercisable through April 8, 2012 at an exercise price of $0.175 per share. In the event that the Company issues securities at a price below the exercise price, then the exercise price shall be reduced by a weighted average.

As of the date hereof, the Company is obligated on the April 2010 Note issued to Sherington in connection with this offering. The April 2010 Note is a debt obligation arising other than in the ordinary course of business, which constitute a direct financial obligation of the Company.

The April 2010 Note and the April 2010 Warrant were offered and sold to Sherington in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

April 2010 Convertible Note Financing – Hancock

On April 13, 2010, we entered into a Note and Warrant Purchase Agreement with Dorothy Ann Hancock, spouse of the Company’s CEO, for the principal amount of $250,000. Pursuant to the terms of this Agreement, the Company and Mrs. Hancock closed on the sale and purchase of the April 2010 Hancock Note on April 13, 2010. The April 2010 Hancock Note bears interest at 10%, matures August 31, 2010 and is convertible into the Company’s common stock, at Mrs. Hancock’s option, at a conversion price of $0.175 per share. The Company may only redeem the April 2010 Hancock Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average.

As of April 13, 2010, the Company is obligated on the April 2010 Hancock Note issued to Mrs. Hancock. The April 2010 Hancock Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The April 2010 Hancock Note Agreement also includes a warrant to purchase 1,428,572 shares of the Company at an exercise price of $0.175. The Warrant is exercisable through April 13, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

4.1	Note and Warrant Purchase Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated April 8, 2010 (1)

4.2	Note and Warrant Purchase Agreement entered by and between FNDS3000 Corp and Mrs. John Hancock dated April 13 , 2010 (1)

4.3	Convertible Promissory Note issued to Sherington Holdings, LLC dated April 8, 2010 (1)

4.4	Convertible Promissory Note issued to Mrs. John Hancock dated April 13, 2010 (1)

4.5	Warrant to Purchase Common Stock issued to Sherington Holdings, LLC dated April 8, 2010 (1)

4.6	Warrant to Purchase Common Stock issued to Mrs. John Hancock dated April 13, 2010 (1)

4.7	Fourth Amendment to the Registration Rights Agreement, dated April 8, 2010, by and between the Company and Sherington Holdings, LLC (1)

31.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Note Modification Agreement dated March 31, 2010, by and between the Company and Sherington Holdings, LLC (1)

(1)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on April 14, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ John Hancock
Name:	John Hancock
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	April 14, 2010

By:	/s/ Joseph F. McGuire
Name:	Joseph F. McGuire
Title:	Chief Financial Officer (Principal Financial Officer)

Date:	April 14, 2010