Form 10-Q
period 2010-05-31
FNDS3000 Corp
filed 2010-07-15
CIK 1369748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of July 15, 2010, the Company had outstanding 68,959,019 shares of its common stock, par value $0.001.

FNDS3000 CORP AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended May 31, 2010

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

FNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2010	August 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$175,211	$403,990
Accounts receivable, net	35,697	14,385
Prepaid expenses and other current assets	109,560	84,229

Total current assets	320,468	502,604

Deposits	28,846	29,199
Property and equipment, net	83,344	114,823
Software license, net	1,295,067	1,471,663

Total assets	$1,727,725	$2,118,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$138,605	$75,480
Accrued payroll and benefits	129,172	93,327
Other accrued liabilities	164,570	80,423
Stock price indemnity	—	111,429
Net due to/from related parties	140,971	144,061
Convertible notes payable-related parties, net	1,342,907	1,000,000

Total current liabilities	1,916,225	1,504,720

Total liabilities	1,916,225	1,504,720

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 150,000,000 shares authorized; 52,629,214 issued and outstanding, May 31, 2010; 40,562,786 issued and outstanding, August 31, 2009	52,629	40,563
Additional paid-in capital	15,074,739	12,524,899
Prepaid service paid in common stock	(68,182)	—
Accumulated deficit	(15,247,686)	(11,951,893)

Total stockholders’ equity (deficit)	(188,500)	613,569

Total liabilities and stockholders’ equity (deficit)	$1,727,725	$2,118,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2010	2009	2010	2009
Revenue	$110,274	$43,065	$277,383	$51,791
Cost of revenue	171,217	56,093	426,510	122,328

Gross margin	(60,943)	(13,028)	(149,127)	(70,537)

Operating expenses:
Salaries and benefits	406,489	484,381	1,320,668	1,446,523
Travel expense	50,793	139,559	206,958	302,287
Professional and consultant fees	278,472	166,733	820,393	531,595
Depreciation and amortization expense	74,960	69,389	214,682	161,657
Other selling, general and administrative	62,307	75,510	216,644	164,402

Total operating expenses from continuing operations	873,021	935,572	2,779,345	2,606,464

Loss from continuing operations	(933,964)	(948,600)	(2,928,472)	(2,677,001)

Other income (expense):
Interest and other income	873	3,902	4,803	12,887
Beneficial conversion expense	—	—	(166,667)	—
Interest expense	(111,844)	(22,233)	(162,725)	(69,177)
Foreign currency translation expense	(5,197)	13,037	(16,301)	5,182
Loss on asset disposal	—	(370)	—	(370)

Total other income (expense) from continuing operations	(116,168)	(5,664)	(340,890)	(51,478)

Loss from continuing operations before income taxes	(1,050,132)	(954,264)	(3,269,362)	(2,728,479)

Provision for income taxes	—	—	—	—

Loss from continuing operations	(1,050,132)	(954,264)	(3,269,362)	(2,728,479)

Loss from discontinued operations	—	(163,639)	—	(574,913)
Imputed interest on note payable	—	(17,326)	—	(49,287)
Stock price indemnity	—	(182,930)	(26,431)	(182,930)
Loss on sale of Atlas	—	97,807	—	(738,193)

Loss from discontinued operations	—	(266,088)	(26,431)	(1,545,323)

Net loss	$(1,050,132)	$(1,220,352)	$(3,295,793)	$(4,273,802)

Net loss per common share:
Basic and diluted loss per share:
Loss from continuing operations	$(0.02)	$(0.03)	$(0.07)	$(0.09)
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.05)

Net loss	$(0.02)	$(0.04)	$(0.07)	$(0.14)

Weighted average common shares:
Basic and diluted	47,314,185	34,848,500	47,314,185	31,095,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended May 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,295,793)	$(4,273,802)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214,682	161,657
Depreciation and amortization - discontinued operations	—	305,591
Non-cash equity-based compensation	321,175	302,235
Loss on investment	—	738,193
Loss on asset disposal	—	370
Accretion of non-cash beneficial conversion feature on convertible note payable - related party	166,667	—
Currency translation adjustment	—	(11,698)
Accretion of discount on convertible notes payable - related parties, with warrants	78,546	—
Bad debt expense	28,215	—
Non-cash interest expense	83,334	—
Imputed interest on note payable	—	49,287
Stock price indemnity	(111,429)	—
Change in operating assets and liabilities:
Accounts receivable	(49,527)	(89,831)
Change in inventory	—	11,433
Due from related party	—	7,934
Prepaid expenses and other assets	(24,978)	(61,264)
Accounts payable and other accrued liabilities	63,938	112,249
Accrued payroll and benefits	35,845	(14,628)
Due to related party	(3,090)	146,203
Stock price indemnity	—	182,930

Net cash used in operating activities	(2,492,415)	(2,433,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,607)	(122,120)
Proceeds from sale of equipment	—	53,176
Purchase of software license	—	(58,325)

Net cash used in investing activities	(6,607)	(127,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	1,800,000	2,016,842
Offering costs	(29,757)	—
Borrowings on notes payable - related parties	500,000	1,000,000
Principal payments on notes payable	—	(550,000)

Net cash provided by financing activities	2,270,243	2,466,842

Net decrease in cash	(228,779)	(93,568)

Cash at beginning of year	403,990	317,077

CASH AT END OF PERIOD	$175,211	$223,509

SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash paid for interest	$845	$—

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Prepaid services paid in common stock	$250,000	$—

Beneficial conversion feature on convertible note payable - related party	$166,667	$—

Discount on convertible notes payable - related parties, with warrants	$235,639	$—

Issuance of common stock for accrued services	$—	$39,577

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

These interim condensed consolidated financial statements present the unaudited condensed consolidated balance sheet, statements of operations and cash flows as of May 31, 2010, as well as the audited balance sheet as of August 31, 2009 of FNDS3000 Corp and its subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of May 31, 2010 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

All references to fiscal periods apply to our fiscal quarters, which end on the last day of the months of November, February, May and August, with August 31 being our fiscal year end.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses in excess of $15,000,000 since our inception and we have a working capital deficit of $1,595,757 as of May 31, 2010. Our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through privately placed equity financings, and we expect to continue to seek additional funding through private or public equity and debt financings. However, we expect that operating revenue from the sales of our products and other related revenue will increase.

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

On March 28, 2008, the Company, in accordance with a written consent of the board of directors, as well as the consent of stockholders holding a majority of the outstanding shares of common stock, amended the Company’s Articles of Incorporation to change the Company’s name to FNDS3000 Corp from FundsTech Corp.

During December 2008 and January 2009, a change of executive management occurred. Additionally, Sherington Holdings, LLC (“Sherington”) became a major investor.

In May 2009, we sold the Atlas subsidiary, which was purchased in July of 2008.

On August 28, 2009, the Company announced completion of the Pilot Test Phase (“Pilot”) and the commencement of the Market Volume Test phase (“Market Test”) in South Africa. During the Pilot, a limited number of cards were introduced to the market, allowing a test of the full range of transaction processes alongside the development of further product enhancements, more comprehensive customer service operations and advanced fraud prevention protocols. The Market Test began with an initial distribution of approximately 10,000 prepaid cards to corporate clients and their cardholders. As the Market Test progressed in October and November 2009, it became evident that the process of delivering cards to cardholders, in an environment where physical addresses are not always well defined and logistical options are limited, took our corporate clients longer than they projected. The Company took steps, in cooperation with our distributors and corporate clients, to improve the planning and execution of the delivery and activation process and early indications were that card activation rates were improving.

The challenges of card distribution to cardholders were further hampered by the December 2009 festive season. In South Africa, this coincides with high summer, resulting in high vacation absences within the operations of our customers and slower progress on any organizational changes; and this situation continued into the early new year. However, by January 31, 2010, the threshold of 100,000 cards distributed to corporate clients had been surpassed, thereby meeting the covenant test in the Sherington loan agreement.

Progress was further slowed by internal difficulties of one of our key distributors, Australis. These difficulties increased through the fiscal second quarter of 2010 and ultimately led to an agreement in March between the Company and Australis to terminate the agreement between the companies. Thereafter, FNDS3000 Corp entered into direct contractual relationships with the former customers of Australis.

During the second and third quarters of the 2010 fiscal year, the Company further developed its plans and programs for micro-financing, which offers particular attractions in high volume potential, repeat business and does not have the challenges of distribution in that the cardholder is present at the time that funds are loaded.

The delays experienced during its development phases have extended the period during which the Company must expend funds without having significant revenue, leading to the need for additional financing. Sales of its common stock and warrants to purchase common stock, along with a convertible note for $1 million have provided the required financing.

On April 15, 2010, with the announcement of the results of the second quarter, the Company also announced the completion of a non-brokered financing agreement for a total of $500,000 and on June 22, 2010, announced additional financing of $1 million.

Because we cannot anticipate when significant revenue will be generated, we will need to raise additional funds to continue to execute our business plan, respond to competitive pressures and to react to unanticipated requirements or expenses. We have previously estimated that delays could negatively affect our funds at an estimated rate of $250,000 per each month. We estimate that we will require up to an additional $5 million in capital over the next 12 months. More specifically, we will need to raise approximately $2 million to provide us with necessary working capital to support our South Africa business operations through to achieving positive cash flow, as well as to finance planned growth initiatives in that market, which may include implementing software enhancements to our current payment processing platform to support our anticipated growth. We will require up to an additional $3 million to provide for strategic expansion of our business into other targeted developing prepaid markets, including those identified in other African nations, Eastern Europe and the Middle East. We plan to raise any such additional capital primarily through the private placement of our equity securities. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenue and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses in our receivable portfolio, and that all long-lived assets are recoverable.

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

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

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

Our revenue recognition policy for fees and services arising from our products is that revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectability of the receivables is reasonably assured. More specifically, issuance fee revenue for our prepaid cards is recognized when shipped, transaction fee revenue is recognized when the transaction occurs and posts, and maintenance and financial float fee revenue are recognized when the products are used. Consulting fees are recognized as work is performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the cards, are recorded at the time revenue is recognized.

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

We evaluate the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account and related bad debts are based upon our review of the collectability of our receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. We use the direct write-off method for accounts receivable that are determined to be uncollectable and believe there is no material difference in this method from the allowance method. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill and Intangibles

We have a capitalized intangible asset, which is the purchase of the GCC software license from World Processing, Ltd., the parent company of Global Cash Card, and associated fees relative to its modification to meet our needs. In recognition of the right to receive future cash flows related to transactions of the asset, we will amortize this value over seven years, as it is anticipated that the software will continue to grow with our needs. Additionally, annual impairment tests are performed with any impairment recognized in current earnings.

Net Earnings or (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing the net earnings or loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is computed by dividing the net earnings or loss for the period by the number of common and common equivalent shares outstanding during the period.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. All potential diluted shares have been excluded from the calculation of diluted earnings (loss) per share for the three and nine months ended May 31, 2010 and 2009 as the effect of conversion is anti-dilutive.

Equity-Based Compensation

The Company has annual equity-based compensation plans, which are designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.

We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Stock-based compensation was determined using the historical fair value of the equity instruments. Fair value of the stock options is estimated using a Black-Scholes option pricing formula. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the weekly closing price of the Company’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the most applicable monthly market yield on U.S. Treasury securities at a maturity comparable to the expected term of the option per the “Federal Reserve Statistical Release” of historical interest rates as published on the Federal Reserve’s website; and (3) expected option life represents the period of time the options are expected to be outstanding.

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

The Company issues stock as compensation for services at the current market fair value. We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Prior to February 2009, the Company used quoted market prices as a basis for the fair value of the common stock. Beginning in February 2009 and continuing through the present, the Company issued significant amounts of common stock in exchange for cash, which was used to determine the fair value of the shares issued for services at or near the time of these issuances for cash.

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

Our use of a derivative instrument was limited to a guarantee included in the Settlement/Membership Interest Purchase Agreement of May 14, 2009, wherein the Company sold Atlas Merchant Services LLC back to its former owner. As part of the agreement, the Company supported a guarantee made by Mr. Gerber to one shareholder with respect to the Company’s stock performance.

We had no derivative financial instruments as of May 31, 2010.

	Liability Derivative
	May 31, 2010 Balance Sheet Location	Fair Value	August 31, 2009 Balance Sheet Location	Fair Value
Stock price indemnity	Not applicable	$—	Other accrued expenses	$111,429
Total		$—		$111,429

Foreign Currency Translation and Transactions

The financial position and results of operations of the FNDS3000 South Africa operations are measured using the parent’s currency, the US dollar, as the functional currency; however, the original books and records are maintained in the South African Rand. Therefore, exchange rate gains and losses are considered to be “transaction” gains and losses.

Transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are generally included in determining net income for the period in which exchange rates change unless the transaction hedges a foreign currency commitment or a net investment in a foreign entity. Inter-company transactions of a long-term investment nature are considered part of a parent’s net investment and hence do not give rise to gains or losses. Assets and liabilities of these operations are translated at the exchange rate in effect at the end of the reporting period. Income statement accounts, with the exception of amortized assets or liabilities, are translated at the average exchange rate during the year.

Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated cash, receivables and payables, and generate currency transaction gains or losses that impact our non-operating income/expense levels in the respective period are reported in other (income) expense, net, in our consolidated financial statements.

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

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

For the period January 24, 2006 (inception) to May 31, 2010, the Company incurred net operating losses in an amount exceeding the net income. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset. At May 31, 2010, the Company had in excess of $15,000,000 of federal and state net operating losses (“NOL”) allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2024.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception.

Note 5 – Recent Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30–Receivable–Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, which amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. ASU 2010-6 is effective for fiscal years beginning after December 15, 2009. The adoption of this ASU has not had an impact on our consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent). This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

Note 6 – Accounts Receivable

The Company has accounts receivable from distributors and customers for application and set up fees and for sales of security tokens, blank cards and other miscellaneous transactions.

The amount of allowance for doubtful accounts as of May 31, 2010 was $28,215. There was no allowance for doubtful accounts as of August 31, 2009.

Note 7 – Property and Equipment

Property and equipment consisted of the following at May 31, 2010 and August 31, 2009:

	May 31, 2010	August 31, 2009
Category
Computer equipment	$84,540	$82,055
Software	57,834	55,924
Furniture	11,589	9,377
Other equipment	4,117	4,117
Leasehold improvement	16,680	16,680

	174,760	168,153
Less accumulated depreciation	(91,416)	(53,330)

Fixed assets, net	$83,344	$114,823

During the three months ended May 31, 2010 and 2009, the Company recognized depreciation expense of $16,095 and $10,020, respectively.

During the nine months ended May 31, 2010 and 2009, the Company recognized depreciation expense of $38,086 and $43,388, respectively.

Note 8 – Intangible Asset

The Company has the following intangible asset as of May 31, 2010:

Intangible Asset	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net Value

Software license	7	$1,648,263	$353,196	$1,295,067

As we began generating revenue in December 2008, we also began amortizing the license over its expected life of seven (7) years. Amortization expense recognized for the three and nine months ended May 31, 2010 related to the GCC software license was $58,866 and $176,596, respectively. Estimated amortization expense for the license for the next five (5) years is as follows:

Year Ending August 31,	Amount
2010	$235,464
2011	235,464
2012	235,464
2013	235,464
2014	235,464

The Company’s intangible asset as of August 31, 2009 was as follows:

Intangible Asset	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net Value

Software license	7	$1,648,263	$176,600	$1,471,663

Note 9 – Deposits

The Company has various non-current deposits of approximately $29,000 held by third parties for security deposits on our offices and certain utilities.

Note 10 – Discontinued Operations – Atlas Merchant Services, LLC

In July 2008, we acquired the assets of Atlas Merchant Services, Inc. (“Atlas Inc.”), an Atlanta-based company that markets debit and credit card programs to merchants and employers throughout the United States. At the time of acquisition, Atlas Inc. was generating approximately $1 million in annual revenue; however, as we progressed with our South African operations, we found there was no synergy between overseas prepaid card operations and US merchant services. Management recognized that the two companies would fare better under separate ownership.

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

Note 11 – Related Party Transactions

Travel Expenses

As of May 31, 2010, the Company owes approximately $56,000 to related parties for travel expenses.

We owe Sherington, a major shareholder of the Company, $42,947, which represents unreimbursed travel-related expenses incurred by the Company as of November 30, 2009. As of August 31, 2009, the balance due to Sherington was $136,742 and between September 1 and November 30, 2009, the Company incurred additional travel expense of $37,948. In December 2009, $140,000 was paid to Sherington, leaving an amount due of $34,690. As of early November 2009, the Company began funding its travel via reimbursement of employee travel expenses. However, during January 2010, an additional $8,257 was charged to the Sherington travel account bringing the total now due to $42,947.

As of May 31, 2010, the Company has accrued approximately $13,000 for employees and members of management for reimbursement of travel expenses not yet submitted.

Consulting Expenses

Michael Dodak, the former CEO, and David Fann, the former President and current Secretary and Director, agreed to defer a portion of their consulting fees through September 30, 2010. The total deferred amount, which is $85,000 as of May 31, 2010 and is anticipated to be $121,000 by the end of September 2010, is scheduled to be paid in six equal monthly installments of approximately $10,000 to each consultant beginning October 1, 2010.

Issuance of Common Stock for Services

During the nine months ended May 31, 2010, the Company issued 275,000 shares to directors for services rendered. Refer to Note 13 – Equity Transactions for additional information on the issuance of common stock for services.

Sales of Unregistered Common Stock

During the nine months ended May 31, 2010, the Company sold 11,791,428 shares of common stock and related common stock purchase warrants to various accredited investors for proceeds of $1.8 million. Details of the sale and the related receivable from the sale as presented in the equity section of the balance sheet are more fully described in Note 13 – Equity Transactions.

Issuance of Convertible Debt

During the nine months ended May 31, 2010, the Company entered into agreements with Sherington and Dorothy Hancock, wife of our CEO, President and director John Hancock, for the sale to each Sherington and Hancock of a convertible promissory note in the principal amount of $250,000 and a common stock purchase warrant to acquire 1,428,572 shares of common stock. Refer to Note 13 – Equity Transactions for additional information on the issuance of the convertible debt.

Note 12 – Commitments and Obligations

Leases

The Company has the following lease arrangements:

•

The Company paid a deposit of $5,770 and signed a lease agreement for its Jacksonville Florida office on an 18-month basis starting August 1, 2009 and continuing through January 31, 2011. The monthly lease amount, net of a 50% discount from August 2009 through January 31, 2010, is $1,290. Effective February 1, 2010, the discount expired and the lease amount increased to approximately $2,600. Prior to this lease, the Company was paying $4,721 monthly for its office lease. The Company has recognized $8,122 and $8,122, respectively, for lease and lease-related expense for the corporate office during the three and nine months ended May 31, 2010.

•

The Company’s South Africa operations paid a deposit of approximately $17,500 and signed a five-year lease agreement starting April 1, 2009 and continuing through March 31, 2014. The current monthly lease amount (adjusted for utilities) is approximately $4,000, subject to the foreign exchange rate. The Company has recognized $20,136 and $55,431 respectively, for lease and utilities expense during the three and nine months ended May 31, 2010.

•

The Company’s South Africa operations also entered into a three-year lease, effective October 2008, for its dedicated data hosting solution, which is located in a fully secured data center. The monthly cost of the lease is approximately $11,750, subject to the foreign exchange rate. For the three and nine months ended May 31, 2010, the Company recognized $34,855 and $104,016, respectively, for lease expense for the hosting facilities as part of its cost of revenue.

Our approximate lease obligations under the current leases are as follows:

Fiscal 2010	$150,400
Fiscal 2011	133,500
Fiscal 2012	100,900
Fiscal 2013	94,500
Fiscal 2014	49,300

Total	$528,600

Royalties

As part of the GCC Software License Agreement (the “License”) with World Processing, Ltd., royalties are to be paid at varying rates as various threshold quantities of transactions are achieved. These thresholds are to be considered in the aggregate with respect to all financial transactions that utilize the GCC software and will not be deemed an annual threshold or a threshold calculated on a per location basis. Accordingly, once royalties of $20,000 have been paid on the first million financial transactions, the Company will pay royalties of $60,000 for the next four million financial transactions; $50,000 for the next five million financial transactions; $200,000 for the next forty million transactions; and $2,500 for each million transactions thereafter. For the three and nine months ended May 31, 2010, the Company recognized $813 and $1,897, respectively, for royalties expense.

Consulting Services

As a condition to the October 2008 Sherington Agreement closing, Michael Dodak, the former CEO, and David Fann, the former President and current Secretary and Director, agreed that their employment agreements would be converted to Consulting Agreements effective December 5, 2008 for Mr. Dodak and effective February 1, 2009 for Mr. Fann. Each agreement is for a monthly fee of $10,000. However, in conjunction with other cost-cutting measures initiated by the Company during this first quarter of fiscal 2010, and to contribute toward improving cash flow, Mr. Dodak and Mr. Fann have agreed to defer a portion of their fees through September 30, 2010. The total deferred amount, which is $85,000 as of May 31, 2010 and is anticipated to be $121,000 by the end of September 2010, is scheduled to be paid in six equal monthly installments of approximately $10,000 to each consultant beginning October 1, 2010.

Employment Agreements

On July 17, 2008, Joseph F. McGuire was hired as Chief Financial Officer with a starting salary of $65,000 and a grant of 500,000 stock options at an exercise price of $0.39 per share and with a vesting period. On October 15, 2008, and after Mr. McGuire had met certain performance criteria, the Company and he entered into a three-year employment agreement. The agreement increased his salary to $130,000 and he received a grant of an additional 500,000 stock options with immediate vesting and with an exercise price equal to the closing price on October 15, 2008. Included in this agreement is an annual award of 500,000 common stock options.

Convertible Notes Payable

On October 29, 2008, we entered into a Note Purchase Agreement (the “Agreement”) with Sherington for the sale of a secured convertible promissory note in the principal amount of $320,000 (the “October 2008 Note”). On December 1, 2008, we entered into the Amended Agreement with Sherington, which amended the Original Agreement. The Amended Agreement provided for an increase in the principal amount from $320,000 to $1,000,000 (the “December 2008 Note”). Certain terms of this note were revised in conjunction with additional financing agreements, most notably pursuant to a note modification agreement entered into on April 8, 2010 in conjunction with an agreement for additional financing from Sherington; the maturity date was extended to August 31, 2010. Refer to Note 14 – Subsequent Events for information on the June conversion of this note.

The Company entered into Note Purchase Agreements (the “April 2010 Agreements”) with Sherington and Dorothy Ann Hancock (“Hancock”) on April 8, 2010 and April 13, 2010, respectively, for the sale to each Sherington and Hancock of a convertible promissory note in the principal amount of $250,000 (the “April 2010 Notes”) and a common stock purchase warrant to acquire 1,428,572 shares of common stock (the “April 2010 Warrants”), resulting in the issuance of an aggregate of $500,000 of April 2010 Notes and April 2010 Warrants to acquire 2,857,144 shares of common stock. Refer to Note 13 – Equity Transactions, for additional information on the issuance of the convertible debt and Note 14 – Subsequent Events for information on the June conversion of these notes.

Note 13 – Equity Transactions

Sales of Unregistered Common Stock

July 2009 First Amendment to the Sherington Note Purchase Agreement to Revise “Target” Covenant – On January 6, 2009, the Company and Sherington entered into a Registration Rights Agreement pursuant to which the Company provided Sherington with the right to demand the filing of two registration statements registering the shares of common stock, the shares of common stock underlying a common stock purchase warrant and the shares of common stock issuable upon conversion of the July 2009 Note. On July 1, 2009, the Company and Sherington entered into Amendment No. 1 to the Registration Rights Agreement and on November 2, 2009, the Company and Sherington entered into Amendment No. 2 to the Registration Rights Agreement, whereby the definition of registerable securities was further expanded.

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

November 2009 Sherington Forbearance Agreement – As the Company has not achieved the Target resulting in a default under the July 2009 Note, the Company and Sherington entered into the Forbearance and Note Modification Agreement (the “Forbearance Agreement”), dated November 2, 2009, pursuant to which Sherington agreed to temporarily forbear from exercising its rights and remedies with respect to the default until January 31, 2010. If the Company satisfies the Target prior to January 31, 2010, then the default shall be waived.

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

November 2009 Financing – On November 2, 2009, to obtain funding for the development of the business, the Company entered into a Securities Purchase Agreement (the “November 2009 Agreement”) with Sherington Holdings, LLC (“Sherington”), wherein Sherington agreed to purchase (i) 10,000,000 shares of Common Stock (the “November 2009 Shares”) at a purchase price of $0.15 per share and (ii) a common stock purchase warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.175 per share (the “November 2009 Warrant”). The Company issued and sold the November 2009 Shares and the November 2009 Warrant in two separate closings. On November 2, 2009, the date of the first closing, the Company sold to Sherington 3,333,333 November 2009 Shares and a November 2009 Warrant to purchase 3,333,333 shares of common stock for a purchase price of $500,000.

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

On November 30, 2009, the date of the second closing, the Company sold to Sherington 6,666,667 November 2009 Shares and a November 2009 Warrant to purchase 6,666,667 shares of common stock for a purchase price of $1,000,000 (the “Second Closing”). The Second Closing was contingent upon, among other items:

•	the Company raising $300,000 of the Supplemental Capital Raise (as defined below);

•

Sherington’s approval of the Additional Investors (as defined below), the Company having identified and taken steps to implement a plan to reduce certain operating costs by a minimum of 10%, with a target of 15%;

•	the Company having reimbursed Sherington for $140,000 past due travel expenses incurred by the Company; and

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

The Company recorded the additional consideration of $250,000 as prepaid service paid in common stock. A review of costs from October 1, 2009 through May 31, 2010 associated with this consultant indicate that the $250,000 will be utilized by August 31, 2010, Therefore, the Company has adjusted the allocation of expense to reflect a service period of 11 months rather than 13 months. The Company has expensed $181,818 and $85,664, respectively, during the three and nine months ended May 31, 2010.

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

March 2010 Sherington Note Modification Extending Maturity Date to August 31, 2010 – On March 11, 2010, the Company and Sherington entered into a Note Modification Agreement (the “March 2010 Modification”) pursuant to which the maturity date of February 28, 2010, as per the July 2009 Forbearance Agreement, of the December 2008 Note was extended to March 31, 2010. The March 2010 Modification was effective as of February 28, 2010. Further, on April 8, 2010, the Company and Sherington entered into a Note Modification Agreement (the “April 2010 Modification”) pursuant to which the maturity date of the December 2008 Note was extended to August 31, 2010. The April 2010 Modification was effective as of March 31, 2010.

April 2010 Convertible Note Financing – The Company entered into two Note Purchase Agreements (the “April 2010 Agreements”) with Sherington and Dorothy Ann Hancock (“Hancock”) on April 8, 2010 and April 13, 2010, respectively, for the sale to each Sherington and Hancock of a convertible promissory note in the principal amount of $250,000 (the “April 2010 Notes”) and common stock purchase warrants to acquire 1,428,572 shares of common stock (the “April 2010 Warrants”). Pursuant to the terms of the April 2010 Agreements, the Company and Sherington closed on the sale and purchase of the April 2010 Note and the April 2010 Warrant on April 8, 2010 and the Company and Hancock closed on the sale and purchase of the April 2010 Note and the April 2010 Warrant on April 13, 2010. The April 2010 Notes bear interest at 10%, mature August 31, 2010 and are convertible into the Company’s common stock, at the holder’s option, at a conversion price of $0.175 per share. The Company may only redeem the April 2010 Note with the written consent of the holders. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average. The April 2010 Warrants are exercisable through April 2012 at an exercise price of $0.175 per share. In the event that the Company issues securities at a price below the exercise price, then the exercise price shall be reduced by a weighted average.

We have accounted for this transaction as the issuance of convertible debt and a detachable stock warrant. The total proceeds of $500,000 have been allocated to these individual instruments based on their relative fair value as determined by management. We estimated the fair value of its convertible debt at the time of issuance using the Black-Scholes pricing model, assuming a risk-free interest rate of 1.06%, a volatility factor 125.1% and a contractual life of one year. As a result, the notes and the warrants are carried at fair values of $264,361 and $235,639, respectively, at inception. The value of the warrant was recorded as an increase to additional paid-in capital. The total discount on the notes of $235,639 will be amortized over the term of the notes. The amortization expense during this quarter was $78,546.

As of May 31, 2010, the Company is obligated on the April 2010 Notes issued to Sherington and Hancock in connection with this offering. The April 2010 Notes are a debt obligation arising other than in the ordinary course of business, which constitute a direct financial obligation of the Company. The April 2010 Notes and the April 2010 Warrants were offered and sold to Sherington and Hancock in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

There were no sales of unregistered common stock during the three months ended May 31, 2010.

Issuance of Common Stock for Services

During the nine months ended May 31, 2010, the Company issued 275,000 shares for services rendered, for a value of $48,125. Included in this issuance were 100,000 shares issued to Ernst Schoenbaechler and 100,000 shares issued to Raymond Goldsmith. These shares were issued to compensate these two board members with the requisite 200,000 shares issued to all of the Company’s board members. Additionally, 25,000 shares were issued to each of three board members for additional services rendered during and directly related to the July 2009 financing negotiations, the value of which is recognized as offering costs.

There were no issuances of common stock for services during the three months ended May 31, 2010.

Stock Options

During the three months ended May 31, 2010 and 2009, the Company recognized $34,786 and $17,690, respectively, equity-based compensation expense due to vested options.

During the nine months ended May 31, 2010 and 2009, the Company recognized $104,358 and $202,069, respectively, equity-based compensation expense due to vested options.

During the nine months ended May 31, 2010, one million options with an exercise price of $0.25 expired.

As of May 31, 2010, the Company has 6,455,159 outstanding options as detailed below:

Quantity	% Vested	Exercise Price/Range	Expiration Date/Range

100,000	67%	$0.19	May 2013

3,500,000	100%	$0.26	June 2014

500,000	50%	$0.29	July 2014

500,000	67%	$0.39	July 2013

500,000	100%	$0.40	October 2013

90,000	33%	$0.40	January 2014

120,159	33%	$0.40 - $0.45	September 2013 to January 2014

45,000	33%	$0.745	October 2013

1,100,000	67%	$0.835	June 2012

6,455,159

Stock Warrants

During the nine months ended May 31, 2010, the Company issued 14,648,573 warrants and 8,670,000 warrants expired.

As of May 31, 2010, the Company has 21,830,060 outstanding warrants; 10,597,004 potential warrants from three convertible notes; and 12,412,427 potential anti-dilutive warrants.

Quantity	Exercise Price/Range	Expiration Date Range

486,000	$0.175 to $0.25	June 2010 to December 2010

20,362,858	$0.175 to $0.25	July 2011 to April 2012

981,202	$0.70	June 2010 to September 2010

21,830,060		Sub-total of outstanding warrants

7,698,593	$0.15	Potential warrants per Convertible Note

2,898,411	$0.175	Potential warrants per Convertible Notes

12,412,427	$0.175	Potential anti-dilutive Sherington warrant

44,839,491		Total outstanding and potential warrants

Note 14 – Subsequent Events

On June 16, 2010, to obtain funding for the further development of the business, the Company closed a subscription agreement (the “June 2010 Agreement”) with one accredited investor (the “June 2010 Investor”). A total of 5,714,286 shares (the “Purchased Shares”) of the Company’s common stock (the “Common Stock”) was purchased at a purchase price of $0.175 per share. Additionally, the Company issued a warrant to purchase 5,714,286 shares of Common Stock exercisable at $0.175 per share; and a warrant to purchase 4,000,000 shares of Common Stock at $0.25 per share (the “June 2010 Warrants”) for gross proceeds of $1,000,000.

The June 2010 Warrants are exercisable for a period of two years from the date of issuance (the “Exercise Period”). Notwithstanding the Exercise Period, if at any time the average closing price for shares of the Company’s Common Stock on the Over-the-Counter Bulletin Board exceeds $1.00 for a period of ten (10) consecutive trading days or more, the Company shall have the right, upon written notice to the holder, to reduce the exercise period of the June 2010 Warrant to a period of ten (10) days beginning on the date of the written notice. The exercise price of the June 2010 Warrant is subject to customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

Pierre Besuchet, a director of the Company, held stock options to acquire 1,000,000 shares of common stock, which were issued April 30, 2008, in recognition of his efforts to introduce investors. These options expired without exercise on April 30, 2010. Mr. Besuchet introduced the June 2010 Investor, and Mr. Besuchet and the Company entered into a fee agreement, dated June 14, 2010, to outline their business relationship and the compensation that Mr. Besuchet shall earn in connection with the financing. Under this agreement, Mr. Besuchet received a cash referral fee of $50,000 and the Company issued to Mr. Besuchet a common stock purchase warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.20 per share. The term of the warrant is for 36 months.

Further, the Company issued to Sherington a Fourth Amended and Restated Warrant (the “Fourth Warrant”), amending the number of shares that Sherington is entitled to from 19,963,263 shares to 12,412,427 shares, and also recognizing a decreased interest in the Company from 57.08% to 49.98%. The Fourth Warrant provides that Sherington is entitled to purchase from the Company a total of 12,412,427 shares of Common Stock of the Company at a price equal to $0.175 per share through December 31, 2013. Notwithstanding the foregoing, the Fourth Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company of approximately 49.98% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to the investor and the 1,000,000 warrants issued to Mr. Besuchet as part of this financing. The exercise price of the Fourth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

The securities were offered and sold to the June 2010 Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The June 2010 Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Also in June 2010, in transactions unrelated to the financing, Sherington and Mrs. Dorothy Hancock converted $1,250,000 and $250,000, respectively, 10% Convertible Promissory Notes (“Notes”) into shares of Common Stock of the Company. Under the terms of the Notes, Sherington converted the outstanding amounts of debt at conversion prices of $0.15 and $0.175 per share. Hancock converted at a conversion price of $0.175. As a result of these conversions, the Company issued 9,523,811 common shares in payment of the principal amount of $1,500,000 and 1,091,708 shares in payment of accrued interest of $164,927 as full and final settlement of the Notes. The balance of the discount of $157,093 on the two April 2010 convertible notes payable was expensed in June 2010.

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

From time to time, representatives of FNDS3000 Corp (the “Company,” “FNDS3000,” “we,” “our,” “its” or “us”) may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenue, expense levels, earnings or earnings from operations. Any forecast regarding the Company’s future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company’s control. As a result, there can be no assurance that the Company’s performance will be consistent with any of management’s forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company’s business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company’s prospective results of operations.

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

BUSINESS

In accordance with Item 303 (b) (Instructions to Item 303 (b): 2), the Company recommends and presumes that users of the interim financial information have read or have access to our last annual filing (“Form 10-K filing”) filed November 27 2009; and in relation to this discussion and analysis, such users have in particular read the section of that document headed “BUSINESS DESCRIPTION.”

Process of Issuance

There are several steps in the process of getting prepaid cards productively in the hands of cardholders, and care must be taken in understanding the terminology used to describe the numbers of cards at the different steps. In the majority of our programs, the sequence of steps is as follows:

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

Progress from September 1, 2009 to May 31, 2010

On August 28, 2009, the Company announced completion of the Pilot Test Phase (“Pilot”). During the Pilot, a limited number of cards had been introduced to the South Africa market, allowing a test of the full range of transaction processes alongside the development of further product enhancements, more comprehensive customer service operations and advanced fraud prevention protocols. On August 28, 2009, the Company also announced the commencement in September of the Market Volume Test phase (“Market Test”), which began with an initial distribution of approximately 10,000 prepaid cards to corporate clients and their cardholders.

The prime objective of the Market Test was to ensure stability, confirming and validating the processes and systems required to handle the higher volume of prepaid cards to be processed during the Production Roll-Out. The Market Test was conducted by continuing the distribution of our cards to corporate clients while simultaneously stress-testing our processes and systems. This was accomplished by increasing the number of transactions being handled, while continuing to meet the service expectations of our customers. During this phase, some minor systems problems, related to South African local specifics, did emerge. However, these issues were quickly identified, addressed and rectified.

As the Market Test progressed in October and November, it became evident that the process of delivering cards to cardholders, in an environment where physical addresses are not always well defined and logistical options are limited, was taking our corporate clients longer than they projected. The Company took steps, in cooperation with our distributors and corporate clients, to improve the planning and execution of the delivery and activation process, and early indications were that card activation rates were improving.

As part of the Market Test, the Company implemented closer and more detailed evaluation of the financial results of those cards that were activated, and management found these early results of revenue margin growth to be fairly encouraging. On December 22, 2009, the Company announced completion of the Market Test Phase and commencement of Production Roll Out.

The challenges of card distribution to cardholders were further hampered by the December festive season. In South Africa, this coincides with high summer, resulting in high vacation absences within the operations of our customers and slower progress on any organizational changes. This situation continued into the early new year.

Progress was further slowed by internal difficulties related to one of our key distributors, Australis. These difficulties increased through the second quarter and ultimately led to an agreement in March between the Company and Australis to terminate the agreement between the companies. Thereafter, FNDS3000 Corp entered into direct contractual relationships with the customers of Australis.

By January 31, 2010, we had surpassed the threshold of 100,000 cards distributed to corporate clients, thereby meeting the covenant test in the Sherington loan agreement.

During the second and third quarters of the fiscal year, the Company further developed its plans and programs for micro-financing, which offers particular attractions in high volume potential, repeat business and does not have the challenges of distribution in that the cardholder is present at the time that cash is loaded.

The delays experienced during its development phases have extended the period during which the Company must expend funds without having significant revenue, leading to the need for additional financing. Further financing was obtained in the last fiscal year (see Form 10-K filed on November 27, 2009). On September 23 2009, the Company announced that it was in the process of securing the additional financing required. As a company in its early stages of operations, only equity financing and loans associated with equity purchases are practicable.

On November 5 2009, the Company announced an agreement for $1.5 million through the issuance of its common stock and warrants. This announcement included that the Company was launching a mobile banking initiative for which Sherington, the major investor, would contribute the services of a consultant. The financing was in two tranches. The first, of $500,000, closed on November 2, 2009 and the second for $1,300,000 closed on November 30 2009. For the second closing, $1,081,000 of the funds was received on December 2, 2009.

On April 15, 2010, the Company announced the completion of a non-brokered financing agreement for a total of $500,000.

On June 16, 2010, to obtain funding for the further development of the business, the Company closed a subscription agreement (the “June 2010 Agreement”) with one accredited investor (the “June 2010 Investor”) pursuant to which the June 2010 Investor purchased, in the aggregate, (i) 5,714,286 shares (the “Purchased Shares”) of the Company’s common stock, $0.001 par value (the “Common Stock”), at a purchase price of $0.175 per share; (ii) a warrant, to purchase, in the aggregate, 5,714,286 shares of Common Stock exercisable at $0.175 per share; and (iii) a warrant, to purchase, in the aggregate, 4,000,000 shares of Common Stock at $0.25 per share (the “June 2010 Warrants”) for aggregate gross proceeds of $1,000,000.

The June 2010 Warrants are exercisable for a period of two years from the date of issuance (the “Exercise Period”). Notwithstanding the Exercise Period, if at any time the average closing price for shares of the Company’s Common Stock on the Over-the-Counter Bulletin Board exceeds $1.00 for a period of ten (10) consecutive trading days or more, the Company shall have the right, upon written notice to the holder, to reduce the exercise period of the June 2010 Warrant to a period of ten (10) days beginning on the date of the written notice. The exercise price of the June 2010 Warrant is subject to customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

Pierre Besuchet, a director of the Company, held stock options to acquire 1,000,000 shares of common stock, which stock options were issued April 30, 2008 in recognition of his efforts to introduce investors. These options expired without exercise on April 30, 2010. Mr. Besuchet introduced the June 2010 Investor, and Mr. Besuchet and the Company entered into a fee agreement dated June 14, 2010 to outline their business relationship and the compensation that Mr. Besuchet shall earn in connection with the Financing. Under this agreement, Mr. Besuchet received a cash referral fee of $50,000 and the Company issued to Mr. Besuchet a common stock purchase warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.20 per share. The term of the warrant is for 36 months.

Further, the Company issued to Sherington a Fourth Amended and Restated Warrant (the “Fourth Warrant”), amending the number of shares that Sherington is entitled to from 19,963,263 shares to 12,412,427 shares and also recognizing a decreased interest in the Company from 57.08% to 49.98%. The Fourth Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 12,412,427 shares of Common Stock of the Company at a price equal to $0.175 per share through December 31, 2013. Notwithstanding the foregoing, the Fourth Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company of approximately 49.98% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to the investor and the 1,000,000 warrants issued to Mr. Besuchet as part of this financing. The exercise price of the Fourth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

In transactions unrelated to the financing, Sherington and Mrs. Dorothy Hancock converted $1,250,000 and $250,000, respectively, 10% Convertible Promissory Notes (“Notes”) into shares of Common Stock of the Company. Under the terms of the Notes, Sherington converted the outstanding amounts of debt at conversion prices of $0.15 and $0.175 per share. Mrs. Hancock converted at a conversion price of $0.175. As a result of these conversions, the Company issued 9,523,811 common shares in payment of the principal amount of $1,500,000 and 1,091,708 shares in payment of accrued interest of $164,927 as full and final settlement of the Notes.

As of the date of filing, the Company cannot be confident that combination of the funds that it holds today and the advancement of revenue generation will be adequate to fund all further development costs, and therefore, cannot, be assured that further financing will not be required.

Result of Operations

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

In addition to providing comparative results of operations for the three and nine months, ended May 31, 2010 and 2009, we have also included data relating to our comparative results on a subsequent quarter-over-quarter basis for the three month reporting periods ended May 31, 2010 and February 28, 2010 so that we may provide greater perspective on our shorter term progress and prevailing growth trends. The following table provides the statements of the operations data for the quarters ended May 31, 2010 and February 28, 2010 as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results:

	Quarter-Over-Quarter Comparative Results for the Three Months Ended
	May 31, 2010	% of Revenue	February 28, 2010	% of Revenue	Increase/ (Decrease)	% Change
Operations Data:
Revenue	$110,274		$89,414		$20,860	23.3
Cost of revenue	171,217	155.3	147,958	165.5	23,259	15.7

Gross margin	(60,943)	(55.3)	(58,544)	(65.5)	(2,399)	(4.1)
Total operating expenses	873,021	791.7	916,556	1,025.1	(43,535)	(4.7)

Loss from operations	(933,964)	(846.9)	(975,100)	(1,090.5)	(41,136)	4.2
Other income/(expense)	(116,168)	(105.3)	(130,091)	(145.5)	(14,733)	(11.3)

Net loss	$(1,050,132)	(952.3)	$(1,106,001)	(1,236.9)	$(55,869)	(5.1)

Net loss per common share:	$(0.02)		$(0.02)		$—

Financial Condition and Liquidity Data:
Cash (period end)	$175,211		$327,413		$(152,202)	(46.5)
Net cash used in operating activities	$(2,492,415)		$(1,831,809)		$660,605	36.1
Non-cash expenses	$307,013	278.4	$339,578	379.8	$(32,565)	(9.6)

Comparison of Results of Operations for the Three and Nine Months Ended May 31, 2010 and 2009.

Discontinued Operations

In May of 2009, we sold the Atlas subsidiary. Accordingly, for all periods presented herein, the financial statements have been conformed to this presentation. Unless otherwise noted, all amounts and analyses are based on continuing operations only.

Three months ended May 31, 2010 compared to three months ended May 31, 2009

Revenue

For the three months ended May 31, 2010, revenue was $110,274, an increase of $67,209, or 156.1%, as compared to $43,065 for the three months ended May 31, 2009. The increase in revenue consisted of approximately $50,000 from ATM withdrawal fees, $7,000 from the sale of cards and security tokens and $10,000 of other fee-based revenue.

For the three months ended May 31, 2010, revenue from transactions attributed to the customers of one distributor, ProCard, of approximately $53,000, or 48.1% of this quarter’s revenue, was comprised of approximately $41,000 from various transaction fees, $7,000 from service charge fees and $5,000 from sales of card stock. The direct customers’ revenue of approximately $42,000 consisted of approximately $21,000 from transaction fees, $17,000 from service charge fees and $4,000 from sales of card stock. Revenue from other sources consisted of approximately $7,000 from the sale of cards and tokens, $7,000 from transaction fees and $1,000 from service charge fees.

As compared to the prior quarter’s revenue of $89,414, revenue of $110,274 for the three months ended May 31, 2010 increased $20,860, or 23.3%. ATM fees accounted for approximately $50,000 of revenue earned this quarter while various other fees accounted for approximately $44,000 and $16,000 was for plastic cards and tokens.

Approximately $14,000 of the $20,860 increase over the prior quarter relates to revenue from the direct customers (formerly the Australis customers) and $11,000 was attributable to ProCard. Sales of tokens earned approximately $5,000 and $3,000 was earned through other distributors’ customers. Offsetting the increases is a decrease of approximately $12,000 for revenue earned through the Exchange 4 Free distributor.

For the three months ended May 31, 2009, revenue of $43,065 consisted of approximately $35,000 from the sale of cards and security tokens and $8,000 of fee-based revenue.

Cost of Revenue

For the three months ended May 31, 2010, cost of revenue of $171,217 increased $115,124, or 205.2%, as compared to $56,093 for the three months ended May 31, 2009. Costs as a percentage of revenue were 155.3% for the three months ended May 31, 2010 as compared to 130.3% for the three months ended May 31, 2009.

During the third quarter of fiscal 2010:

•	approximately $45,000 of total costs was for fee-related expense as compared to $2,000 for the third quarter of fiscal 2009;

•	the cost of intrusion and fraud software was approximately $26,000, service charge costs were $21,000 and MasterCard fees were $16,000, none of which had been charged as of the third quarter of 2009;

•	data hosting services were approximately $35,000 as compared to $5,000 during the third quarter last year;

•	bank fees were approximately $20,000 compared to $3,000 during the third quarter last year last year;

•	the cost of cards and tokens was $5,000 compared to $33,000 during the third quarter last year;

•	approximately $3,000 was related to other miscellaneous expenses, and

•	we have no set-up costs this quarter as compared to the $13,000 cost recognized in the third quarter of 2009.

Compared to the prior quarter’s costs of $147,958, the cost of revenue for the three months ended May 31, 2010 increased $23,259, or 15.7%. Costs as a percentage of revenue were 155.3% for this quarter as compared to 165.5% for last quarter, a decrease of 10.2%. Components for the increase include a charge of $18,000 related to ATM fees, $3,000 related to service charges and $2,000 for revenue sharing expense.

For the three months ended May 31, 2009, cost of revenue was $56,093 and consisted of approximately $33,000 for card stock $13,000 for fees incurred during the set up and beta testing of our South Africa operations, $5,000 for hosting fees, $3,000 for bank fees and $2,000 represents other processing expenses.

Operating Expenses

For the three months ended May 31, 2010, total operating expenses were $873,021, a decrease of $62,551, or 6.7%, as compared to total operating expenses of $935,572 for the three months ended May 31, 2009.

Operating expenses of $873,021 for the three months ended May 31, 2010 were comprised of:

•

approximately $407,000 for salaries and benefits as compared to $484,000 for the prior year’s comparable period. The decrease of $77,000 reflects an approximate $102,000 decrease in wages to all US-based employees who have agreed to reduced salaries while we manage our cash flow. Additionally, recruitment and training expense decreased approximately $8,000. These decreases are offset by increases of approximately $17,000 of non-cash equity compensation expense and $16,000 for temporary labor to assist with new customer set-up;

•

approximately $51,000 for travel expenses as compared to $140,000 for the prior year’s comparable period, a decrease of $89,000 as management’s hands-on support of the South Africa operations has decreased;

•

approximately $279,000 for professional and consultant fees as compared to $167,000 for the prior year’s comparable period. The increase of approximately $112,000 reflects $49,000 of increased computer consulting and $86,000 for non-cash equity-based consulting expense for directors and the Sherington consultant all of which is offset by decreases of approximately $19,000 for legal fees and $4,000 for accounting fees;

•	approximately $75,000 for depreciation and amortization expense, an increase of $6,000 as compared to $69,000 for the prior year’s comparable period;

•

approximately $62,000 of other expense as compared to $76,000 for the prior year’s comparable period. The decrease of approximately $14,000 is attributed to decreases of approximately $10,000 for insurance, $7,000 for dues and subscriptions and $3,000 for other miscellaneous office costs, which are offset by an increase of approximately $3,000 in the cost of communication and $3,000 of costs that were charged to a related party during the three months ended May 31, 2009.

When comparing the three months ended May 31, 2010 to the prior quarter, total operating expenses of $873,021 represent a decrease of $43,535, or 4.7%, from $916,556.

Key factors for the decrease include:

•

decreased salaries and benefits expense of approximately $49,000 due to reduced salaries and taxes of approximately $61,000 for the US-based employees and a reduced paid-time-off expense of $6,000, which is offset by an increase of approximately $16,000 for temporary labor in South Africa;

•	travel expense of approximately $51,000 as compared to $63,000, reflecting a decrease of approximately $12,000 as management’s hands-on support of the South Africa operations has declined;

•

professional and consulting expense of approximately $278,000, as compared to $241,000 for the prior quarter, representing an increase of approximately $38,000 due to an increase of approximately $28,000 for non-cash equity-based compensation for directors and other consultants, and approximately $11,000 for computer consultants. Offsetting the increase is a decrease of approximately $1,000 for legal and audit fees;

•	depreciation expense increased approximately $6,000, and

•

other office expense of approximately $62,000 as compared to $88,000, a decrease of approximately $26,000 due to decreased bad debt expense of approximately $28,000 and $4,000 for subscriptions offset by an increase of approximately $6,000 for office lease expense as the corporate office’s rent discount expired.

For the three months ended May 31, 2009, operating expense of approximately $936,000 was comprised of approximately $18,000 for labor costs due to vested options, $466,000 for salaries and benefits, $167,000 for professional and consultant fees, $140,000 for travel expense and $69,000 for depreciation and amortization. Other office expense of approximately $76,000 includes $30,000 for rent and utilities, $7,000 for communication, $15,000 for insurance, $9,000 for subscription fees, $3,000 for investor relations and $12,000 in general office expense.

Other Income and Expense

Total other income and expense for the three months ended May 31, 2010 and 2009 netted to an expense of $116,168 and $5,664, respectively, representing 105.3% and 13.2%, respectively, of revenue.

For the three months ended May 31, 2010, components of the $116,168 included approximately $79,000 of non-cash interest expense related to a discount on convertible notes issued with warrants; $33,000 for accrued non-cash interest on the convertible note payable; a loss of $5,000 on foreign currency translation and interest income of $1,000.

As compared to the prior quarter ended February 28, 2010, other income and expense decreased $14,734, or 11.3%, as compared to a net expense of $130,901. As a percentage of revenue, other income and expense was 105.3% for this quarter as compared to 146.4% for last quarter. Components of the variance include a decrease of approximately $125,000 for non-cash interest expense related to the beneficial conversion benefit offset by an increase of approximately $86,000 of interest expense due to the discount on convertible notes issued with warrants and other interest; an increase of $22,000 for the effect of the foreign currency translation and interest income decreased $2,000.

For the three months ended May 31, 2009, components of the $5,664 net expense included approximately $22,000 for accrued non-cash interest expense on the convertible note payable, a gain of $13,000 on foreign currency translation and interest income of $4,000.

Nine months ended May 31, 2010 compared to nine months ended May 31, 2009

Revenue

For the nine months ended May 31, 2010, revenue was $277,383, an increase of $225,592, or 435.6%, as compared to $51,791 for the nine months ended May 31, 2009. A significant portion of the increase in revenue can be attributed to the increased quantity of activated cards, which accounts for increased fees. Additionally, the sales of the plastic cards and security tokens increased. Of the total number of active cards as of May 31, 2010 (approximately 15,200), approximately 13,700 were activated during the nine months of this fiscal year. As the quantity of activated cards in the market continues to increase, we will recognize increased transaction-related revenue due to the increased quantity of transactions, and, as cardholders become more familiar with the various uses of the card, they begin utilizing additional card functionality, which increases fee revenue.

For the nine months ended May 31, 2010, revenue of $277,383 is comprised of approximately $124,000 of transaction fees, $74,000 from the sale of plastic cards and tokens, $70,000 from services charges and $9,000 of interest on transaction funds.

During the nine months ended May 31, 2010, transactions attributed to the customers of one distributor, ProCard, were responsible for $117,247, or 42.3% of total revenue, with approximately $109,000 earned from transaction fees and $8,000 earned from sales of card stock. The remaining $160,136 of total revenue earned consists of approximately $70,000 from service charge fees, $66,000 from the sale of cards and tokens, $15,000 from fees derived from the transactions of other customers and $9,000 from interest.

As discussed above in the description of our progress this year, it is noted that we terminated the distributor agreement with Australis in March 2010. The former Australis customers are a large part of our revenue source this year. The Company is now contracting directly with these customers for our services. Revenue associated with these direct customers was approximately $94,000, or 33.9%, for the nine months ended May 31, 2010. These customers represent a significant portion of our revenue and we anticipate the continuance of this revenue source.

For the nine months ended May 31, 2009, revenue of $51,791 resulted from sales of plastic cards and security tokens of approximately $40,000 and $12,000 for processing fees.

Cost of Revenue

For the nine months ended May 31, 2010, cost of revenue was $426,510, an increase $304,182, or 248.7%, as compared to $122,328 for the nine months ended May 31, 2009. Costs as a percentage of revenue were 153.8% for the nine months ended May 31, 2010 as compared to 236.2% for the nine months ended May 31, 2009.

As the Company had successfully completed its various testing phases in late December 2009, card activation by the cardholders began increasing. As activation and usage increased, so did related expense. Key factors for the variances for the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 include the following:

•	transaction-based costs of approximately $83,000 compared to $4,000 for the same period last year, an increase of approximately $119,000 as the volume of transactions increased;

•

data hosting costs of approximately $104,000 increased approximately $88,000 as compared to $16,000 for the same period last year as the agreement with Vodacom to provide our data hosting facility at an estimated $34,500 per quarter did not become effective until December 2008;

•	an increase of approximately $69,000, or 100.0%, for annual maintenance fees related to the intrusion and fraud detection software, the installation of which was completed in June of 2009;

•	MasterCard began charging their fees and the Company recognized approximately $53,000 for processing fees;

•	bank fees of approximately $42,000 increased approximately $13,000 for processing fees as compared to $29,000 for the same period last year;

•	services charges imposed by providers were approximately $42,000 as compared to no service charges for the same timeframe last year;

•	the cost of cards and tokens sold was approximately $33,000 with no change as compared to the same period last year; and

•	a reduction of approximately $40,000 as the program set-up process was completed by the end of fiscal 2009.

For the nine months ended May 31, 2009, cost of revenue was $122,328 and consisted of approximately $40,000 of program set-up fees, $40,000 for transaction fees, bank fees of $29,000 and data hosting costs of $13,000.

Operating Expense

For the nine months ended May 31, 2010, operating expense was $2,779,345, an increase of $172,881, or 6.6%, as compared to $2,606,464 for the nine months ended May 31, 2009.

Operating expense for the nine months ended May 31, 2010 was comprised of:

•

approximately $1,321,000 for salaries and benefits as compared to $1,447,000 for the prior year’s comparable period. The decrease of approximately $126,000 reflects a decrease of $96,000 for the US-based employees, decreased equity compensation expense of approximately $96,000 due to reduced option grants, decreased recruitment and training costs of approximately $39,000 and decreased insurance costs of approximately $3,000. These decreases are offset by increased paid-time-off accruals of approximately $85,000, $16,000 for temporary labor to assist with customer set-up and increased payroll taxes of approximately $7,000;

•	approximately $207,000 for travel expenses as compared to $302,000 for the prior year’s comparable period, a decrease of approximately $95,000;

•

approximately $820,000 for professional and consultant fees as compared to $532,000 for the prior year’s comparable period. The increase of $288,000 reflects $127,000 of increased computer consulting, increased fees of approximately $81,000 related to certain managers who were employees for the majority of the first nine months of last year and are now full-time consultants, $117,000 for equity-based consulting expense for directors and the Sherington consultant and $10,000 for a PCI consultant, all of which are offset by approximate decreases in legal fees of $41,000 and accounting fees of $6,000;

•

approximately $215,000 for depreciation and amortization expense as compared to $162,000 for the prior year’s comparable period. The increase of $53,000 reflects $58,000 of increased amortization of the GCC software asset and decreased depreciation of approximately $5,000 as certain computer equipment which was sold in February of 2009;

•

approximately $217,000 of other expense as compared to $164,000 for the prior year’s comparable period. The increase of $53,000 reflects the recognition of an allowance for bad debt of $28,000, the elimination of, and thus an increase due to approximately $17,000 of certain costs that were charged to a related party during the nine months ended May 31, 2009, increased office lease expense of approximately $9,000 as we added the South Africa office, $8,000 for communication expense, $4,000 for conventions and $2,000 for other office-related expenses which are offset by decreases of approximately $6,000 for insurance, $4,000 for investor relations expense and $5,000 for subscription expenses.

Operating expense for the nine months ended May 31, 2009 of $2,606,464 was comprised of $100,000 of stock-based consultant expense and approximately $202,000 for labor costs due to vested options, $1,244,000 for salaries and benefits, $432,000 for professional and consultant fees, $302,000 for travel expense and $162,000 for depreciation and amortization. Other office expense of $164,000 includes $64,000 for rent and utilities, $25,000 for communication, $32,000 for insurance, $18,000 for investor relations, $9,000 for subscription fees and $16,000 in general office expense.

Other Income and Expense

Total other income and expense for the nine months ended May 31, 2010 and 2009 netted to an expense of $340,890 and $51,478, respectively, representing 122.9% and 99.4%, respectively, of revenue.

For the nine months ended May 31, 2010, components of the $340,890 include approximately $167,000 of non-cash interest expense associated with the beneficial conversion feature of the convertible note payable, $83,000 for accrued non-cash interest expense on the convertible note payable, $79,000 of non-cash interest expense a discount on convertible notes issued with warrants, a loss of $17,000 on foreign currency translation and interest income of $5,000. A revision effective November 2, 2009, of the exercise price of the convertible note payable resulted in a beneficial conversion feature, which increased non-cash interest expense recognized between November 2009 and February 2010.

For the nine months ended May 31, 2009, components of the $51,478 include approximately $69,000 for accrued non-cash interest on the convertible note payable, interest income of $13,000 and a gain of $5,000 on foreign currency translation.

Liquidity and Capital Resources

As of May 31, 2010, we had cash of $175,211, current assets of $320,468 and current liabilities of $1,916,225, which includes $1,342,907 for the convertible notes payable, net of $157,093 for the discount on the notes issued with warrants, and non-cash accrued interest of $157,845 related to the notes payable.

As of May 31, 2009, we had cash of $223,509, current assets of $475,638 and current liabilities of $1,618,599. As of August 31, 2008, we had cash of $317,077, current assets of $498,841 and current liabilities of $1,250,008.

As of the end of August 31, 2009, we had cash of $403,990, current assets of $502,604 and current liabilities of $1,504,720, which included approximately $1,075,000 for the convertible note payable and associated accrued interest.

Operating Activities

Our operating activities resulted in a net cash outflow of $2,492,415 for the nine months ended May 31, 2010 compared to a net cash outflow of $2,433,141 for the same period in the previous year.

The net operating cash outflow for the current nine month reporting period primarily reflected a net loss of $3,295,793, adjustments for non-cash items totaling $892,619 and increases in amounts due from accounts payable, other accrued liabilities and accrued salaries and benefits. These increases are offset by decreases in trade receivables and prepaid and other current assets.

The net operating activities for the prior year period resulted in a net cash outflow of $2,433,141 for the nine months ended May 31, 2009 and reflects a net loss of $4,273,802, adjustments for non-cash items totaling $1,557,333 and increases in inventory, due to/from related parties, accounts payable and the stock price indemnity liability which are offset by decreases in accounts receivable, prepaid expenses and other assets and accrued salaries and benefits.

Investing Activities

Our investing activities resulted in a net cash outflow of $6,607 and $127,269 for the nine months ended May 31, 2010 and 2009, respectively.

During the nine months ended May 31, 2010, the Company replaced two computers and purchased some office furniture.

Investing activities for the nine months ended May 31, 2009 resulted in a net cash outflow of $127,269 as the Company invested $122,120 in additional equipment and software for the South Africa office, capitalized additional development fees of $58,325 for the GCC software license, and sold some of our equipment for $53,176.

Financing Activities

Our financing activities resulted in a cash inflow of $2,270,243, net of cash offering costs of $29,757 for the nine months ended May 31, 2010.

During the nine months ended May 31, 2010, the Company sold 11,791,428 shares of common stock for net proceeds of $1,757,118 and issued $500,000 of convertible debt.

During the nine months ended May 31, 2009, our financing activities resulted in a cash inflow of $2,466,842 as the Company raised $2,016,842 from the private placement of its common stock and warrants to purchase its common stock, assumed a $1 million note payable and paid off its debt for the remaining balance for the GCC software.

Presently, our revenue is not sufficient to meet our operating and capital expenses. There is doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon the successful roll out of our products and maintaining a breakeven or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the fiscal year ending August 31, 2010.

Due to the extended time required to build our infrastructure, as well as the additional time required to assist our distributors and corporate clients as they encountered logistical and procedural delays, the Company has implemented certain cost cutting measures focused on reducing the corporate office expense and cash outflows. The monthly gross salary expense of $71,000 for the US-based management and staff decreased $6,900 per month to $64,100 effective October 2009 through executive management salary concessions. Effective March 1, 2010, the monthly gross salary expense decreased another $16,400 and effective April 1, 2010, decreased an additional $2,100 per month. In addition, in an effort to reduce travel costs, we have signed a six-month lease on a property in South Africa, which will reduce our cost of lodging, and visits to South Africa will be extended, thereby reducing the number of overseas flights required. These reductions are intended to support the Company’s goal of stretching its existing financial resources and reducing its financing needs until South Africa is better able to support its operations.

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

Additionally, because we cannot anticipate when we will be able to generate significant revenue, we will need to raise additional funds to continue to execute our business plan, respond to competitive pressures and to react to unanticipated requirements or expenses. We have previously estimated that delays could negatively affect our funds at an estimated rate of $250,000 per each month. We estimate that we will require up to an additional $5 million in capital over the next 12 months. More specifically, we will need to raise approximately $2 million to provide us with necessary working capital to support our South Africa business operations through to achieving positive cash flow, as well as to finance planned growth initiatives in that market, which may include implementing software enhancements to our current payment processing platform to support our anticipated growth. We will require up to an additional $3 million to provide for strategic expansion of our business into other targeted developing prepaid markets, including those identified in other African nations, Eastern Europe and the Middle East. We plan to raise any such additional capital primarily through the private placement of our equity securities. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

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

We believe the following are the critical accounting policies used in the preparation of our financial statements:

Revenue Recognition, Deferred Revenue and Cost Recognition

Our revenue recognition policy for fees and services arising from our products is that we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectability of the receivables is reasonably assured. More specifically, issuance fee revenue for our prepaid cards is recognized when shipped, transaction fee revenue is recognized when the transaction occurs and posts, and maintenance and financial float fee revenue are recognized when the products are used. Consulting fees are recognized as work is performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the cards, are recorded at the time revenue is recognized.

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

We evaluate the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account, and related bad debts are based upon our review of the collectability of our receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Goodwill and Intangibles

We have a capitalized intangible asset, which is the purchase of the GCC software license from World Processing, Ltd., the parent company of Global Cash Card, and associated fees relative to its modification to meet our needs. In recognition of the right to receive future cash flows related to transactions of the asset, we will amortize this value over seven years as it is anticipated that the software will continue to grow with our needs. Additionally, annual impairment tests are performed with any impairment recognized in current earnings.

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

We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Stock based compensation was determined using the historical fair value of the equity instruments. Fair value of the stock options is estimated using a Black-Scholes option pricing formula. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the weekly closing price of the Company’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the most applicable monthly market yield on U.S. Treasury securities at a maturity comparable to the expected term of the option per the “Federal Reserve Statistical Release” of historical interest rates as published on the Federal Reserve’s website; and (3) expected option life represents the period of time the options are expected to be outstanding.

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

Foreign Currency Translation and Transactions

The financial position and results of operations of the FNDS3000 South Africa operations are measured using the parent’s currency, the US dollar, as the functional currency; however, the original books and records are maintained in the South African Rand. Therefore, exchange rate gains and losses are considered to be “transaction” gains and losses.

Transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are generally included in determining net income for the period in which exchange rates change unless the transaction hedges a foreign currency commitment or a net investment in a foreign entity. Inter-company transactions of a long-term investment nature are considered part of a parent’s net investment and hence do not give rise to gains or losses. Assets and liabilities of these operations are translated at the exchange rate in effect at the transaction date. Income statement accounts, with the exception of amortized assets or liabilities, are translated at the average exchange rate during the year.

Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated cash, receivables and payables, and generate currency transaction gains or losses that impact our non-operating income/expense levels in the respective period are reported in other (income) expense, net, in our consolidated financial statements.

Contractual Obligations and Commitments

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	6-Plus years
Convertible notes payable (1)	$1,662,011	$1,662,011	$—	$—	$—
Capital leases	—	—	—	—	—
Operating leases	456,319	145,696	310,623	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on balance Sheet under GAAP	—	—	—	—	—

Total	$2,118,330	$1,807,707	$310,623	$—	$—

(1)	Includes interest at an imputed interest rate of 10% for the convertible notes payable to Sherington and Dorothy Hancock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of May 31, 2010, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of May 31, 2010 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(a) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of May 31, 2010, we know of no material, existing or pending legal proceedings against our Company.

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

Secure Sherington Financing - The Company entered into an Amended and Restated Note Purchase Agreement (the “Amended Agreement”) with Sherington Holdings, LLC (“Sherington”) on December 1, 2008, which amended the Note Purchase Agreement entered by and between the Company and Sherington on October 29, 2008 (the “Original Agreement”). The Original Agreement provided for the sale of a secured convertible promissory note in the principal amount of $320,000 (the “October 2008 Note”). Pursuant to the terms of the Original Agreement, the Company and Sherington closed on the sale and purchase of the October 2008 Note on October 31, 2008. The Amended Agreement provided for an increase in the principal amount of indebtedness subject to the Amended Agreement from $320,000 to $1,000,000. On December 1, 2008, the Company issued that certain Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “December 2008 Note”) and the December 2008 Note replaced the October 2008 Note, and the October 2008 Note was cancelled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000. The Company amended the Amended Agreement on July 1, 2009. The December 2008 Note bears interest at 10% and had a maturity date of February 28, 2010.

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

April 2010 Convertible Note Financing – Sherington - The Company entered into a Note Purchase Agreement (the “April 2010 Agreement”) with Sherington on April 8, 2010 for the sale of a convertible promissory note in the principal amount of $250,000 (the “April 2010 Note”) and a common stock purchase warrant to acquire 1,428,572 shares of common stock (the “April 2010 Warrant”). Pursuant to the terms of the Agreement, the Company and Sherington closed on the sale and purchase of the April 2010 Note and the April 2010 Warrant on April 8, 2010. The April 2010 Note bears interest at 10%, matures August 31, 2010 and is convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.175 per share. The Company may only redeem the April 2010 Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average. The April 2010 Warrant is exercisable through April 8, 2012 at an exercise price of $0.175 per share. In the event that the Company issues securities at a price below the exercise price, then the exercise price shall be reduced by a weighted average.

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

April 2010 Convertible Note Financing – Hancock - On April 13, 2010, we entered into a Note and Warrant Purchase Agreement with Dorothy Ann Hancock, spouse of the Company’s CEO, for the principal amount of $250,000. Pursuant to the terms of this Agreement, the Company and Mrs. Hancock closed on the sale and purchase of the April 2010 Hancock

Note on April 13, 2010. The April 2010 Hancock Note bears interest at 10%, matures August 31, 2010 and is convertible into the Company’s common stock, at Mrs. Hancock’s option, at a conversion price of $0.175 per share. The Company may only redeem the April 2010 Hancock Note with the written consent of Sherington. In the event that the Company issues securities at a price below the conversion price, then the conversion price shall be reduced by a weighted average.

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

June 2010 Financing - On June 16, 2010, to obtain funding for the further development of the business, FNDS3000 Corp (the “Company”) closed a subscription agreement (the “June 2010 Agreement”) with one accredited investor (the “June 2010 Investor”) pursuant to which the June 2010 Investor purchased, in the aggregate, (i) 5,714,286 shares (the “Purchased Shares”) of the Company’s common stock, $.001 par value (the “Common Stock”), at a purchase price of $0.175 per share; (ii) a warrant, to purchase, in the aggregate, 5,714,286 shares of Common Stock exercisable at $0.175 per share; and (iii) a warrant, to purchase, in the aggregate, 4,000,000 shares of Common Stock at $0.25 per share (the “June 2010 Warrants”) for aggregate gross proceeds of $1,000,000.

The June 2010 Warrants are exercisable for a period of two years from the date of issuance (the “Exercise Period”). Notwithstanding the Exercise Period, if at any time the average closing price for shares of the Company’s Common Stock on the Over-the-Counter Bulletin Board exceeds $1.00 for a period of ten (10) consecutive trading days or more, the Company shall have the right, upon written notice to the holder, to reduce the exercise period of the June 2010 Warrant to a period of ten (10) days beginning on the date of the written notice. The exercise price of the June 2010 Warrant is subject to customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

Pierre Besuchet, a director of the Company, held stock options to acquire 1,000,000 shares of common stock, which stock options were issued April 30, 2008 in recognition of his efforts to introduce investors. These options expired without exercise on April 30, 2010. Mr. Besuchet introduced the June 2010 Investor, and Mr. Besuchet and the Company entered into a fee agreement dated June 14, 2010 to outline their business relationship and the compensation that Mr. Besuchet shall earn in connection with the Financing. Under this agreement, Mr. Besuchet received a cash referral fee of $50,000 and the Company issued to Mr. Besuchet a common stock purchase warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.20 per share. The term of the warrant is for 36 months.

Further, the Company issued to Sherington a Fourth Amended and Restated Warrant (the “Fourth Warrant”), amending the number of shares that Sherington is entitled to from 19,963,263 shares to 12,412,427 shares and also recognizing a decreased interest in the Company from 57.08% to 49.98%. The Fourth Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 12,412,427 shares of Common Stock of the Company at a price equal to $0.175 per share through December 31, 2013. Notwithstanding the foregoing, the Fourth Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company of approximately 49.98% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to the investor and the 1,000,000 warrants issued to Mr. Besuchet as part of this financing. The exercise price of the Fourth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

In transactions unrelated to the financing, Sherington and Mrs. Dorothy Hancock converted $1,250,000 and $250,000, respectively, 10% Convertible Promissory Notes (“Notes”) into shares of Common Stock of the Company. Under the terms of the Notes, Sherington converted the outstanding amounts of debt at conversion prices of $0.15 and $0.175 per share. Mrs. Hancock converted at a conversion price of $0.175. As a result of these conversions, the Company issued 9,523,811 common shares in payment of the principal amount of $1,500,000 and 1,091,708 shares in payment of accrued interest of $164,927 as full and final settlement of the Notes.

The securities were offered and sold to the above investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

4.1	Note and Warrant Purchase Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated April 8, 2010 (1)

4.2	Note and Warrant Purchase Agreement entered by and between FNDS3000 Corp and Mrs. John Hancock dated April 13, 2010 (1)

4.3	Convertible Promissory Note issued to Sherington Holdings, LLC dated April 8, 2010 (1)

4.4	Convertible Promissory Note issued to Mrs. John Hancock dated April 13, 2010 (1)

4.5	Warrant to Purchase Common Stock issued to Sherington Holdings, LLC dated April 8, 2010 (1)

4.6	Warrant to Purchase Common Stock issued to Mrs. John Hancock dated April 13, 2010 (1)

4.7	Fourth Amendment to the Registration Rights Agreement, dated April 8, 2010, by and between the Company and Sherington Holdings, LLC (1)

4.8	Subscription Agreement between the Company and the June 2010 Investor (2)

4.9	Form of Common Stock Purchase Warrant issued to the June 2010 Investor (2)

4.10	Form of Common Stock Purchase Warrant issued to the June 2010 Investor (2)

4.11	Fifth Amendment to the Registration Rights Agreement, dated June 16, 2010, by and between the Company and Sherington Holdings, LLC (2)

4.12	Fourth Amended and Restated Warrant to Purchase Common Stock issued to Sherington Holdings, LLC dated June 16, 2010 (2)

4.13	Note Modification Agreement dated April 8, 2010, by and between the Company and Sherington Holdings, LLC (1)

10.1	Fee Agreement between the Company and Pierre Besuchet (2)

31.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on April 14, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ John Hancock
Name:	John Hancock
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	July 15, 2010

By:	/s/ Joseph F. McGuire
Name:	Joseph F. McGuire
Title:	Chief Financial Officer (Principal Financial Officer)

Date:	July 15, 2010