Form 10-K
period 2010-08-31
FNDS3000 Corp
filed 2010-11-29
CIK 1369748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 28, 2010 was $4,594,869. (18,379,474 shares at $0.25)

As of November 29, 2010, the registrant had 74,673,305 shares issued and outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

FNDS3000 CORP and SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2010

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

From time to time, representatives of FNDS3000 Corp (the “Company,” “FNDS3000,” “we,” “our,” or “us”) may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company’s future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company’s control. As a result, there can be no assurance that the Company’s performance will be consistent with any of management’s forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company’s business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company’s prospective results of operations.

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

Summary of Business

FNDS3000 Corp was formed to take advantage of the dynamic growth occurring in the global prepaid card market, which happens to be the fastest growing segment of the payment card industry. Our focus from the onset has been on pursuing compelling, high growth business opportunities specifically in developing international prepaid markets, where we could then apply advanced U.S. payment processing technology and the proven business-building expertise of our management team to clearly differentiate our Company in these global regions and capture meaningful market share on an accelerated basis. To that end, we chose to focus our initial efforts on establishing FNDS3000 in the South African market where we have located our first operations centers, and from where we will ultimately service other emerging prepaid markets in Sub-Saharan Africa, Southern Europe and the Middle East.

Despite having a sophisticated banking system in place that is both well developed and highly regulated, South Africa has a substantial populace of ‘unbanked’ or ‘under-banked’ citizens who rely largely on cash to pay their bills and transact retail purchases. In fact, it is estimated that up to 40% of the 49 million people who currently reside in South Africa currently do not have a bank account or have limited or no access to credit. Among other economic disadvantages, this poses particularly costly and logistical payroll challenges to mid- and large-size companies and government agencies. FNDS3000 is on a mission to solve these challenges through its recent introduction of a network-branded, prepaid payment process that benefits both employers and their valued workforces.

Certified and branded by MasterCard® (“MasterCard”), FNDS3000’s customized prepaid payment process allows employers to implement and manage a complete cashless payroll solution that is far safer and faster than paying with cash or checks and reduces operational expense and headaches. Moreover, employees undergo no credit check and do not require a bank account to enjoy the convenience, security, flexibility and worldwide acceptance that is normally afforded by a branded credit or debit card.

FNDS3000’s processing platform supports prepaid programs for insurance and medical aid, gift card and corporate incentives, prepaid cellular charges and small-scale international transfer of funds. Additional offerings also include micro lending, debt rescheduling and management programs, and commission and gratuity cards.

More specifically, the Company has piloted card programs with seven established micro-lenders, for whom the opportunity to lend small sums on a card rather than via cash provides significant security and cost advantages. There are thousands of start-up and small companies in the South African market who rely on receiving frequent, modest loans from micro-lending institutions to support and expand their businesses – many of whom do not have or do not qualify for a bank account, much less conventional bank lending.

In addition, FNDS3000’s processing platform is capable of meeting the current mobile banking needs of its customers, and can be further scaled and enhanced to provide for expanding market demands and requirements. In simplified terms, FNDS3000 is at the heart of the prepaid process. We obtain and issue prepaid cards; keep the cash loaded onto those cards secure through our partnership with a sponsor bank; keep track of all the cash where it is spent by each unique cardholder; arrange access for the cardholder to use ATMs (automatic teller machines) and the MasterCard worldwide acceptance network; and provide each cardholder with comprehensive support and value-added services.

In November 2007, FNDS3000 purchased the license that has empowered it to deploy its proven U.S. payment-processing platform worldwide. We spent the next two years building our infrastructure and investing in enhancements to our processing platform; and in December 2009, after successfully completing a Market Volume Test, announced full production rollout of our prepaid programs to businesses in South Africa. Since then, FNDS3000 has been working to establish a network of local distribution partners to aggressively market its branded prepaid card programs to business owners and operators throughout South Africa. As of the end of August 2010, the Company had successfully launched programs for 45 corporate clients and issued and activated approximately 24,000 PIN-verified (personal identification number) prepaid cards. Consequently, although still in its early ramp-up phase, FNDS3000 continues to experience a steady upward rise in monthly card activations and card transaction activity.

Industry Overview

The prepaid card industry has its foundation in the worldwide unbanked market, which, according to Knowledge Bank, is estimated to be in excess of two billion people. In its January 2010 report titled “Strategies for Banking the Unbanked – A Global Market Opportunity,” Knowledge Bank notes, “Faced with intense competition and near saturation in traditional markets, banks are realizing that expanding financial access to the unbanked population is a strategic imperative.”

Since its inception, the prepaid card has been a major boon to the unbanked and under-banked population worldwide, which has often been denied access to traditional payment methods. In the recent geo-economic meltdown, many more people have learned what it is like to be without credit cards. Consequently, there has been a drastic change in consumer spending habits worldwide, resulting in fast escalating appreciation for the convenience, security and flexibility afforded by branded prepaid cards.

A branded prepaid card is not the same as a debit or credit card, although it offers many, if not most, of the same benefits and advantages to the cardholder. The term “branded” refers to the card being certified by one or more of the major financial processing networks, such as MasterCard®, Visa®, American Express® or Discover®; this branded distinction enables the cardholder to use the card, wherever the brand is accepted, to make purchases, pay bills, book travel or whatever their commerce needs happen to be. In FNDS3000 case, we have received certification from MasterCard, so our prepaid products can be used anywhere in the world where MasterCard is accepted. It is also very important to note that unlike a credit or debit card, there are no credit checks and a bank account is not required to qualify for a prepaid card – making it an ideal cash management solution for individuals who are considered “unbanked” or “under-banked”.

It is our firm belief that as consumers watch what they spend, and only spend what they have, the prepaid card could quickly become the centerpiece of the payment world. Greater efficiency, simplicity, and availability of the prepaid card have also stimulated its popularity. In addition, the ever-present cell phone and online innovations like social networks are changing the ways we connect, making it easier to reload cards. Moreover, global commerce made possible by the Internet has really created a rich, fertile environment that will do nothing but nurture greater growth of the prepaid card industry.

Prepaid financial services are evolving as providers develop new ways of offering financial services. The products offered by prepaid financial service providers are relatively early in their lifecycles. We believe that the flexibility, accessibility and low cost of prepaid financial services will lead to many new, attractive payment applications outside of traditional banking channels. By virtue of their broad acceptance and the flexibility they provide, prepaid cards offer safe, reliable, low-cost financial services to a broad spectrum of customers in developing countries who do not feel well served by and cannot justify the cost of traditional banking products.

Our Competitive Strengths

We believe that the principal competitive factors for the prepaid card issuance and program management market include:

•	breadth of distribution;

•	brand recognition;

•	the ability to preload funds;

•	compliance and regulatory capabilities;

•	enterprise-class and scalable processing platform;

•	customer support capabilities; and

•	pricing.

We believe our products compete favorably on each of these factors. The key to any competitive edge is the extent of specific support, capability and usage that a prepaid card offers, together with the competitiveness of the transaction charges. At one extreme, a card can be loaded with value to be used at only specific locations or for specific purposes (typically a gift card or “closed-loop card”). At the other extreme, the prepaid card provides most, and indeed almost all, of the capabilities of a combined bank account and debit card. It is this latter full-capability offering that FNDS3000 has developed. Such capability requires an appropriate support structure, and this has been the primary strategic priority of FNDS3000 Corp.

FNDS3000’s flexible U.S.-based prepaid processing platform allows us to tailor programs to the specific needs of our customers. As our customers’ needs evolve and technology drives innovation in the global prepaid market, we understand the need for FNDS3000’s processing platform to be holistically flexible, reliable and scalable, while also capable of meeting hardened security and compliance standards, next generation prepaid products and services, and increased portability for our growing base of cardholders. We have worked to ensure that our processing and support capabilities are indeed state-of-the-art, vigorously tested and network certified, and, of course, customized to meet the prevailing business environments in the countries in which we operate now and in the future. Working in close collaboration with our corporate customers is a fundamental way of doing business at FNDS3000, and we strive to imbue these relationships with vital knowledge, expertise and strategic direction on how to fully leverage the numerous benefits and advantages of our prepaid programs.

Strong Regulatory and Compliance Infrastructure. FNDS3000 employs a proactive approach to licensing, regulatory and compliance matters, which we believe provides us with an important competitive advantage. We maintain an ongoing dialogue with the various governmental authorities that oversee the prepaid financial services industry. We believe that our pro-consumer orientation and regulatory focus have enabled us to develop strong relationships with key stakeholders in the global prepaid environment and have also prepared us well for changes in the regulatory environment. As a provider of prepaid debit cards targeting unbanked and under-banked consumers, we have acquired extensive knowledge about the unique characteristics of prepaid debit card programs for these consumers. We have incorporated that knowledge into our proprietary regulatory and risk management systems. Working closely with our issuing banks and distributors, we have developed systems and processes designed to comply with rigorous federal regulatory standards for anti-money laundering and consumer protection in a manner that is adapted to the unique characteristics of our programs.

Leverage Our Technology Platform to Reach and Sustain Profitability. Our end-to-end, proprietary technology platform provides us with attractive economies of scale, flexible product development capabilities and speed to market with differentiated product offerings. As we continue to increase our number of active cards and the volume of transactions we process, we believe we will be able to ultimately reach and sustain profitability in our South African operations.

South African Operations

From the onset, FNDS3000 has focused on concentrating its business-building activities on three developing global regions – Africa, the Middle East and Southern Europe. In support of this mission, the Company established, in Johannesburg, South Africa, a branch office of FNDS3000 Corp and wholly-owned South African business unit, FndsTech Corporation SA (Pty.) Ltd.

South Africa was selected because it offers a highly-skilled pool of talent from which to recruit, a sophisticated, highly regulated banking system, and compelling potential for prepaid card growth in a market where no clear prepaid market leaders have yet to be recognized. Moreover, the introduction of our prepaid card solutions in this market complements the South African government’s drive toward the economic advancement of previously disadvantaged communities.

In 2008, FNDS3000-South Africa became the first non-South African third party processor certified by MasterCard to issue prepaid cards in South Africa. In late 2009 after concluding comprehensive pilot and market tests of our processing platform, we initiated the production rollout of our branded prepaid programs to mid- to large-size employers in South Africa and have since enjoyed strong initial market acceptance and a steady, upward rise in the number of our activated prepaid cardholders.

In South Africa, our proven U.S. licensed processing platform is supported by an in-house IT team based in Johannesburg, sponsored by a South African bank, and certified by the local switch and MasterCard. Benefits afforded by our processing platform include:

•	Web-based card information

•	Personal Identification Number (“PIN”) security

•	Technical capabilities to support comprehensive customer service to cardholders

•	Ability to load value from multiple sources via bank, retail and web-based processes

•	Access to cash through ATM’s worldwide

•	Cash balance and similar inquiry and messaging through ATM’s

•	Purchase of goods and services wherever MasterCard is accepted

•	Electronic Funds Transfer (“EFT”), enabling the cardholder to pay bills, i.e. mortgage, utilities, etc.

•	Second card and card-to-card transfers

•	Detailed account records

•	Ability to limit usage to approved transactions only, such as food stores, not liquor stores

•	Limited, but developing, access via mobile phones

•	International and cross border capabilities

Process of Prepaid Card Issuance

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

•	Cards distributed. Upon manufacture and receipt of the cards, they are distributed to the corporate client and/or the custodian designated by them according to the client’s timing schedule.

•	Cards issued. Individual cards are identified with the names of specific individuals either as they are issued to the individual or preparatory to this step.

•	Cards activated. Activation occurs when the cardholder sets a personal identification number.

•	Cards loaded. This final step occurs when the corporate client loads funds into the personal record of the cardholder, making the card usable.

Prepaid Programs and Services

At FNDS3000, we are intent on distinguishing ourselves as the best-in-local-market supplier of prepaid card solutions through the combination of western technology with a local footprint. In developed global regions, consumers have access to bank accounts and credit cards – a commerce structure supported by a complex web of records that identify and categorize credit-worthy individuals. However, when considering developing markets such as those in Africa, the Middle East and Southern Europe, these structures are often not appropriate or practical. Nonetheless, those who live and work in developing markets have daily commerce needs comparable to those who reside in developed areas of the world, including such things as paying for housing, utilities, food, etc.; but, they often have only cash or their payroll checks to address their payment needs and responsibilities – both of which carry high costs and/or security concerns. Likewise, those companies in developing markets with a need to transact with these consumers incur high administrative costs and security concerns – FNDS3000’s prepaid solutions benefit both.

Our primary target customers are largely mid- to large-sized businesses, micro-lending institutions and government agencies seeking a safer and more secure alternative to issuing paper payroll checks or micro-loans.

Prepaid Payroll Program. A prepaid payroll program is an excellent cash management solution for employers seeking to reduce payroll-processing costs, eliminate charges for reissuing lost and stolen checks, increase efficiency and enhance employee loyalty. FNDS3000’s program provides for each employee to be issued a branded prepaid card – no credit check or bank account is required. Then, on each payday, the employee’s earned funds are automatically loaded onto the card and, similar to direct deposit into a bank, are available the same day. This gives employees added peace of mind knowing that their funds are automatically available and accessible to them through any ATM globally; and affords them the flexibility to shop or pay bills by phone, online or mail, because FNDS3000’s network-branded card can be used anywhere in the world where MasterCard is accepted.

Because our prepaid payroll cards are issued by a highly regulated financial institution, they offer the same fraud and loss protection as any credit or debit card. Moreover, our cards can help employees avoid the risk of overspending or overdraft, thus avoiding the interest, fees and potential negative credit score implications of traditional credit cards. A key differentiator of our prepaid payroll card is the fact that we can provide our cardholders with detailed account records, allowing the provision of statements and similar reports to better manage their personal spending.

Microfinance Card Program. In 2010, FNDS3000 began piloting a micro-lending card program with several established micro-lenders in South Africa to help eliminate cash from the loan distribution process. Our solution meets all established industry and regulatory requirements and allows – through the issuance of prepaid cards to approved business owners – a method to disburse cash safely and securely and to reduce associated loan processing and administrative costs. There are hundreds of thousands of start-up and small companies in the South African market who rely on receiving frequent, modest loans from micro-lenders to support and expand their businesses – many of whom do not have or do not qualify for a bank account, much less conventional bank lending.

Using FNDS3000 prepaid microfinance cards, small business owners can access the loaned funds loaded onto the branded prepaid card by the micro-lender on a 24/7 basis simply by using an ATM. What’s more, they can use the micro-lending card just like a traditional credit or debit card at local vendors, online and through the mail to purchase items necessary to operate their respective businesses.

Benefits/Rewards Card Programs. FNDS3000’s benefits/rewards card programs are similar in nature to our payroll program, however relate specifically to payments made to a consumer as a reward for purchasing a product, or by a company to an employee as an incentive bonus or to pre-fund travel expenses. It should be noted that prepaid cards are fast winning consumer preference over other rewards or incentive programs, because they allow the cardholder to choose their own gift/bonus at millions of MasterCard merchant locations worldwide. Other uses of this prepaid benefits/rewards card platform include the issuance of prepaid cards for the purpose of disbursing government payments, short-term disaster relief payments, and the like.

International Money Transfer Card. Prepaid cards are a cost-effective way of transferring money overseas. FNDS3000’s prepaid money transfer card program allows for an additional card to be issued to a remote spouse or other friend or family member of the cardholder. Our prepaid program empowers our cardholders with the ability to load cash onto a card in South Africa and enable those same funds to be instantly withdrawn by the intended family member anywhere else in the world. ATM and foreign transaction fees may apply, but depending on the transfer amount, it is likely to be much faster and less expensive than traditional wire transfer services.

Closed Loop/Gift Cards. FNDS3000 processing platform can support the issuance and processing of gift cards, also referred to as “closed loop” cards. Because they are not linked to any bank, these cards have limited functionality, and do not feature ATM and/or MasterCard capability. However, they are an ideal prepaid solution for those retailers or organizations that wish to allow cash to be loaded by or on behalf of an individual cardholder, and only allowing the card to be used at locations having dedicated or specially programmed retail payment terminals. While they are more restrictive that other prepaid card options, they offer retailers and organizations the advantages of lower cost and avoidance of complexities associated with bank regulations while ensuring that cash loaded is applied to target purchases.

Many businesses are realizing that the best way to maximize their gift card programs is by opting for reloadable gift cards. Reloading enables the cardholder to add or “load” additional money onto a card once the initial value has been depleted. This is a great way to encourage repeat visits by customers. Many retailers and organizations are now using gift cards to issue store credits or refunds, which is another great way to increase transactions while increasing customer loyalty.

Progress to Date

In 2008, FNDS3000 became the very first non-South African company to receive MasterCard certification in that country – which was a fundamental objective for advancing our business plan. Next, we succeeded in establishing our base of operations in Johannesburg, which will ultimately serve to support an anticipated global customer base concentrated in Africa, the Middle East and in Southern Europe. We then focused on recruiting a team of very talented and accomplished business professionals to manage our South African operations in collaboration with our executive team.

In the summer of 2009, we completed the Pilot Test Phase of our processing platform in South Africa, during which time we implemented further product enhancements, together with comprehensive customer service operations and advanced our fraud prevention protocols. Our comprehensive test phases demonstrated stability and validated the processes and systems that are required to handle the higher volume of prepaid cards to be processed during the Production Rollout, which was scheduled to commence in late December 2009. During these phases, we tested, developed and enhanced our systems, processes, infrastructure and the operational team. This process included extensive internal testing and validation. Subsequently, we had our South African processing procedures and electronic funds transfer system reviewed and validated by our Sponsor Bank, and by the staff of a top international auditing firm

After integrating a mobile banking solution into our processing platform in the fall of 2009, we concluded the Market Test Phase of our processing platform and commenced Production Rollout of our prepaid payroll programs to businesses in South Africa on schedule in late December 2009.

Early on in our Production Rollout phase, our distributors and corporate clients encountered logistical and procedural delays in distributing cards to cardholders. We found the process significantly slower than expected, which adversely influenced the speed and rate of card activation. As a result, the Company refocused staff on supporting and assisting distributors and corporate clients in meeting this challenge. Although we are still in the early stages of our production rollout phase, key metrics and emerging trends are indicating that we have begun to achieve growing market acceptance.

We also spent time and effort on expanding our product and service offerings to address several prevailing prepaid card applications in South Africa, beyond just prepaid payroll. Our payment-processing platform, which has been fully customized for the South African business environment, supports prepaid programs for insurance and medical aid, gift card and corporate incentives, prepaid cellular charges and small-scale international transfer of funds. Other offerings also include micro lending, debt rescheduling and management programs, as well as commission and gratuity cards.

Of particular note are our efforts in introducing and offering a prepaid microfinance card program to qualified micro-lending institutions in South Africa, which provide business owners and individuals access to small business and personal loans. We began providing this new prepaid service with several reputable microfinance companies in the spring of 2010. As one of many prepaid programs supported by FNDS3000’s processing platform, its prepaid microfinance card program provides accredited South African micro-lending institutions the means to provide loans safely and securely while eliminating costs associated with cash processing and administration.

Through the issuance and activations of FNDS3000’s microfinance cards, cardholders can access loaned funds, pre-loaded onto the branded prepaid card by the micro-lender, on a 24/7 basis simply by using an ATM. Further, cardholders can use the prepaid cards wherever MasterCard is accepted to make purchases, pay bills, book travel, and the like, to better operate their businesses or address their personal financial needs.

From May through August 2010, we received 13 applications from micro-lending companies interested in utilizing our prepaid microfinance card solution. The initial response to the program by both participating micro-lenders and their customers has been very strong, leading us to believe that this service offering could become a material contributor to our near term revenue growth and a major component of FNDS3000’s future success.

In July 2010, the decision was made to appoint Robert Klein, a Sherington Holdings (“Sherington”) consultant who has been working with the Company since October 2009, as President and Chief Executive Officer–South Africa to lead the day-to-day operations of FNDS3000-South Africa in order to further strengthen our in-country operations team, marketing and contract management expertise, thus positioning our Company for its next critical growth phase.

Key Business Metrics

We have designed our business model to provide low-cost, easy-to-use prepaid products and services to a large number of customers and cardholders through our prepaid card programs. We review a number of key metrics to help us monitor and assess our performance and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual performance:

Volume of cash loaded onto our prepaid cards each month. This represents the total volume of funds, reported in local South African currency (Rand), loaded to our prepaid cards by our customers in a given month. The following chart reflects the growth we have experienced since January 2010 and through to the end of fiscal 2010 (August 31, 2010) in volume of cash load:

Month	Rands Loaded onto Cards	Change	% Change
January-10	3,871,233	(1,472,480)	(27.6%)
February-10	4,135,787	264,554	6.8%
March-10	5,758,551	1,622,764	39.2%
April-10	7,017,605	1,259,054	21.9%
May-10	9,967,804	2,950,199	42.0%
June-10	12,715,613	2,747,809	27.6%
July-10	21,755,713	9,040,100	71.1%
August-10	18,853,644	(2,909,069)	(13.3%)

Month	Approximate Funds Loaded to Cards – Rounded to Nearest $100	Change	% Change
January-10	$553,000	($210,400)	(27.6%)
February-10	$590,900	$37,800	6.8%
March-10	$822,700	$231,800	39.2%
April-10	$1,002,500	$179,900	21.9%
May-10	$1,424,000	$421,500	42.0%
June-10	$1,818,600	$392,500	27.6%
July-10	$3,108,000	$1,291,400	71.1%
August-10	$2,693,400	($415,600)	(13.3%)

The decrease of approximately $415,600 in funds loaded during August as compared to July is primarily due to a quarterly payroll for approximately $357,000 (2.5 million Rand), which was processed in July by one customer.

Number of prepaid cards issued and activated. This represents the total number of prepaid cards issued to and activated by cardholders. Since commencing the production rollout phase of our prepaid card solutions in December 2009, we have remained intently focused on building and servicing a growing customer base of South African companies for which FNDS3000 actively manages prepaid payroll card and prepaid microfinance card programs on our proprietary processing platform. For the three months ended August 31, 2010, we estimate that that we closed the 90-day reporting period with approximately 23,700 prepaid cards issued and activated, which was up nearly 61% over the 14,700 cards we had issued and activated at the end of the third fiscal quarter, ended May 31, 2010; and 176% over the 8,602 cards issued and activated in the second fiscal quarter, ended February 28, 2010. Based on the current growth trajectory of prepaid cards issued and activated and given the emerging trends we are seeing in our South African operations, notwithstanding any unexpected challenges, we appear to be on pace to have approximately 100,000 prepaid cards issued and activated by the end of our next fiscal year.

Business Relationships

The business of FNDS3000 Corp requires building and nurturing strong relationships with other business entities.

•

Distributors. FNDS3000 Corp has contracted relationships with seven distributors in South Africa, each of whom has business relationships in different sectors of the South African economy. The relationship between FNDS3000 Corp and the distributor can be typified as a modified wholesale sales model. The distributors find and introduce customers and provide customer service support. The distributor determines the type of card program they want to sell to end users or sub distributors. FNDS3000 processes the transaction from the use of the card, collects the associated fees and pays the associated direct costs, maintains records of revenue and profit margin earned on each card issued, and the resultant gross margin is then divided on a negotiated basis between the distributor and us. The distributor negotiates the contracts with their customers, subject to minimum margin requirements agreed between FNDS3000 and the distributor. FNDS3000 also maintains the right, where appropriate, to contract directly with customers.

•

Corporate Clients. These entities contract for the cards to meet the client’s individual needs for transmission of cash to the individuals to whom cards are issued. In partnership with the Distributors, the Company establishes a relationship with each corporate client, offering a service of support in planning, implementation, distribution of cards to cardholders and ongoing administration. As of August 31, 2010, we served approximately 45 corporate clients. These clients promote our prepaid cards to their under-banked employees or microfinance customers as an alternative method of wage payment or micro-loan delivery. The employees or loan recipients receive their wages or loans on their issued prepaid card rather than a paper check, thus allowing employers and microfinance institutions to avoid the costs and inconveniences associated with distributing paper checks.

•

Cardholders. Cardholders are usually individuals, and FNDS3000 has no direct contractual relationship with any cardholder. The primary cardholder relationship is with the corporate client that provides the card to the cardholder and then supplies (“loads”) it with cash. The cardholder is also supported by a customer service center, the phone number of which is on the card. This customer service is termed “first line.” Resolution of certain higher-level cardholder questions and transactions requiring a higher security capability are passed back by telephone connection to a “second line” customer service support that is operated and manned within the secure offices of FNDS3000 Corp.

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

•

Card Associations/Branded Networks. Though ours are exclusively prepaid cards, those cards that carry the brand and hologram logo of a card association/branded payment network can be used wherever in the world that association’s card is accepted. Each card association has its own technological protocols, security controls and provisions to protect its reputation and marketing integrity, and requires an exacting certification process before any third-party processor can use its brand and logo. FNDS3000 has been certified by MasterCard to issue cards in South Africa, which ensures accessibility through any location where the MasterCard brand mark is accepted.

•

Information Technology and Associated Services. Multiple companies provide specialized and highly technical services central to our success. Each of the following describes strong active relationships that commenced before 2010.

•

Software Platform Company. FNDS3000 acquired from World Processing Ltd. for consideration of $1,500,000, the non-exclusive worldwide rights to develop and use the software platform that World Processing Ltd. uses in the United States. FNDS3000 has extensively customized the platform for our specific use, and has an ongoing commercial relationship with Global Cash Card, Inc. (“GCC”), a subsidiary of World Processing Ltd., for maintenance services, customized services and the payment of royalties to World Processing Ltd.

•

Data Hosting Companies. FNDS3000 has a contracted relationship with Vodacom, which offers comprehensive data hosting services. The Vodacom site is protected against intrusion, fire, flood, storm, power failure and similar threats. The computer hardware on which the FNDS3000 software and systems reside is within a data center owned by Vodacom that also accesses fiber-optic networks throughout South Africa, Africa and the Middle East. The Vodacom service is state-of-the-art in support, dependability and security.

•

Card Manufacturing Companies. Only companies licensed by the relevant card association can manufacture the cards (the “plastic”) that we issue when implementing our prepaid card programs. FNDS3000 works mainly with Xantium, a South African company.

•	IT Consultancy Companies. FNDS3000 has established relationships with a company in the Ukraine that provides expert technical capability in customization of software and communications.

•	Fraud Software. FNDS3000 has acquired powerful fraud prevention software from MasterCard. This system is supported by MasterCard itself.

•	Intrusion Testing. FNDS3000 engages a company to test its systems against intrusion.

•

Accounting and Reporting. Key Partnership, a professional accounting company, carries out all bookkeeping and accounting activities for South Africa, including revenue recording, check and other payments, VAT compliance and returns, cash flow control, payroll and associated activities such as benefits negotiation, accounting and reporting.

Competitive Environment

Our direct competition is from banks and other third-party processors who offer prepaid card products and services.

•

Many banks offer their own generic prepaid card, a co-brand carrying the name of the bank. Some may offer separate programs to larger customers, but this is untypical. In this sense, the banks have a competitive edge over FNDS3000 from an existing relationship. However, FNDS3000 competes with banks on its flexibility to meet the varied requirements of specific customers, and experience to date has given management reason to believe that we are able to compete successfully. In fact, the limitations imposed on banks by their own large and inflexible systems and structures often lead them to form relationships with external third-party processors, such as FNDS3000. One of our key value propositions is the fact that we can serve as the preferred partner for reputable banks.

•

Other third-party processors have different business models and greatly vary the methodologies they engage to model markets; target business sectors, elect or not elect to ‘brand’ their cards through card associations/branded networks; deliver functionality; establish their fee structure and offer cost and support services. As we strive to compete, our focus will be on:

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

•

Local footprint. Where many U.S. and European companies have sought to develop opportunities overseas by extension of their home base, often with only sales and customer service operations, our Company combines the capabilities of tested U.S. software with a local South African corporate presence.

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

•

Cash is still a convenient and attractive payment alternative for many. However, it is the increasing security concerns and inconveniences of cash that provides one of the principal competitive opportunities for FNDS3000 Corp.

•	Checks are a viable payment option for many companies, but not necessarily their employees. Checks are inconvenient; they can be damaged, lost or stolen and expensive to cash.

The Company’s experience to date has been that to customers the appeal of the offering is its many advantages over non-card methods of transmission of funds.

FNDS3000 Corp Structure and Organization

Our corporate headquarters are based in Jacksonville, Florida office, but all activities that directly support FNDS3000-South Africa are based in Bryanston, Johannesburg. Our South African business operations include:

•

Strategic Business Development. Our CEO creates and implements global business development strategies designed to generate new growth opportunities for the Company in Europe, the Middle East and Africa (“EMEA”), as well as developing and managing key strategic relationships with sponsoring banks and card brands.

•

Service and Support. Our CEO/President, our Country CEO and support staff maintain close contact with distributors and corporate clients assisting, for example, in design of program, obtaining bank approval, any required technological customization, design of co-brand cards, design of marketing materials, procuring manufacture of cards, safe delivery of cards, training staff and implementation including delivery to cardholders.

•

Information Technology. A group of experienced IT professionals, led by our Chief Technology Officer, maintains hardware, software and communications and also writes and implements modifications, enhancements and customizations. They also instruct and control the various IT service companies that FNDS3000 engage, and maintain a close working relationship with World Processing Ltd., the company from which the underlying software platform is leased.

•

Fraud Prevention. Fraud prevention is a critically important function. Our Head of Operations is highly experienced in card processes, particularly in fraud prevention. The Company’s offices are constructed to high standards of security and prevention of unauthorized access. Cards are physically tightly controlled during the distribution process, and protected by PIN. Fraud software is integrated with the transaction processing system and is configured to identify suspicious activities or patterns. Experienced professionals maintain real-time monitoring of transactions using the fraud software.

•

Financial Control. All operational financial controls and reporting reside in South Africa. Professional finance staff executes the daily processes to ensure correct financial settlement with the Bank and MasterCard. This includes investigation of and resolution of anomalies, reconciliation of foreign exchange issues, and validation that fees received for transaction services and fees paid for such services are correct. Working with Key Partnership, the external accounting company, they perform all necessary accounting and reporting functions.

Sources of Revenue and Cost of Goods

The main sources of revenue for FNDS3000 are charges for the issuance, maintenance and use of the individual cards. Similarly, the principal source of costs of goods is charges from a Sponsor Bank, card associations and local switch {Bankserv} for use of their networks. The revenue structure for each card contract is negotiated between the distributor and the corporate client, subject to firm guidelines agreed between the distributor and FNDS3000. The main activities, which give rise to both charges by FNDS3000 to the cardholder and charges by others to FNDS3000:

•	Issuance of the card.

•	Monthly maintenance of the card.

•	Loading cash.

•	Use of ATMs (domestic and international).

•

Use at retail Point of Sale (“POS”) locations (domestic and international). These usages create the only transactional revenue that comes from an entity other than the cardholder. Whenever the card is used at a MasterCard location, FNDS3000 receives “interchange” fees, which are a portion of the discount charged by the merchant bank to the merchant.

•	Card-to-Card transfers.

•	Payments by the cardholder to third parties (Electronic Funds Transfers).

•	Interactivity between the cardholder and the FNDS3000 platform for such uses as balance inquiry.

•	Each cardholder is charged a fee for the use of the card and FNDS3000 Corp is charged a lesser fee.

•	The Company is required to pay a royalty to the owner of the software platform, World Processing Ltd.

The charges are individually small and instantaneous. Fees are debited to the cardholder and costs remitted to the financial institution. Thus, except for the customers’ purchase of plastic and security tokens, there are no receivables, payables or material inventories related to ongoing activities.

In addition to the above transaction-based charges, there are several non-transaction items:

•	MasterCard levies monthly, quarterly and annual fees. These fees are nominally dependent on the volumes of transactions.

•	FNDS3000 Corp receives a commission from a sponsor bank, which is calculated based on the interest income the Sponsor Bank collects.

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

Our cards are manufactured and printed at a facility authorized by the card association under which the card is issued. We have a direct relationship with the card manufacturers for fulfillment of card orders. The printing of our cards occurs after the card program has received approval from the credit card association and the issuing bank. Once a card has been approved and manufactured, it is ready for use by our customers or the cardholders of our customers.

Transactions using our prepaid cards are cash-on-cash. Most transactions involving a prepaid card require possession of the card and the entering of the correct PIN. Most fraud in this area occurs in situations where the PIN and card have been stolen or otherwise compromised and in some cases via processor error. In the event of a processor error, risk and loss is the responsibility of the processor. In the case of hologram cards, such as MasterCard-branded cards, the risk of fraud is primarily the responsibility of the Company. In the case of cards issued through a FNDS3000 branded partner program, the sales channel partner shares fraud risk with us. The largest component of risk generally arises from cards issued to cardholders who have the intent to defraud.

Employees

At August 31, 2010, our Company was led and managed by John Hancock as our Chief Executive Officer, Joseph McGuire as our Chief Financial Officer and Treasurer, John Watson as Executive Vice President, Victoria Vaksman as our Executive Vice President of Europe, Middle East and Africa, and Robert Klein, the Sherington consultant who became an employee on September 1, 2010 and was appointed President and Chief Executive Officer of FNDS3000-South Africa. At August 31, 2010, the Company had 19 full-time employees. However, subsequent to our year-end, and in conjunction with other cost-reductions measures, Mr. Hancock, Mr. Watson and one U.S.-based staff member are no longer employed by the Company. Mr. Raymond Goldsmith, our Chairman of the board, assumed the positions of Chief Executive Officer and President.

We intend to periodically hire independent contractors to execute our marketing, sales and business development functions. Our Company will hire employees when circumstances warrant. As we extend processing operations in South Africa, we intend to hire more employees who will reside in South Africa and include operational, administrative, customer service and IT personnel. As we move into other regions, we may establish a nominal local presence while maintaining our operational center of excellence in South Africa.

Our Strategy for Growth

Although we cannot guarantee the below developments, our strategic plan is focused on the development of the following:

•	Continuing distribution of cards within South Africa by broadening the base of customers and distributors.

•

Decreasing the amount of time in between distribution of our prepaid payroll cards to cardholders and their activation of the card. Until such time as the cardholder actually begins to transact with a card issued to him or her by FNDS3000, that card generates no recurring revenue for us. This is an issue best solved by educating the South African consumer on what the card is and how to benefit from its use. Working directly with our corporate customers and prepaid program distributors, we are endeavoring to implement the right marketing strategies to help fuel faster activations of cards on our prepaid payroll platform.

•

Increasing revenue per customer by improving cardholder retention, increasing card usage and cross-selling complementary prepaid products and services. We also intend to add new services, such as multi-sourcing reload options and new mobile applications that enable convenient use of our products and services, to make our prepaid card offerings more valuable to consumers.

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

•

Leveraging our growing scale to general incremental operating efficiencies. As we continue to expand our business operations in south Africa and ultimately into other African countries, the Middle East and Europe, we plan to reduce our marginal operating costs by continuing to implement rigorous cost-containment programs, purchase vendor services from low-cost providers and reduce the use of outsourced services that can be provided internally at lower cost. For example, we intend to improve our offerings so that customers can obtain automated customer service through our website or mobile applications. Additionally, some of our current vendor agreements include pricing structures that call for reduced pricing as our customer usage volumes grow. These cost savings will provide us with the flexibility to engage in new marketing programs, reduce pricing and make other investments in our business to establish FNDS3000 the preferred source of prepaid programs and services in developing international markets.

Changes to Corporate Leadership

Subsequent to the end of fiscal year 2010, FNDS3000 implemented several strategic reorganizational initiatives specifically designed to streamline its senior management structure, reduce corporate overhead and strengthen its overall operating platform.

Key restructuring initiatives include:

•	Changes to the composition of the Board of Directors, which has reduced the number of Board members from nine to five;

•

Expanding the leadership role of current Chairman Raymond Goldsmith through his appointment to the additional posts of President and Chief Executive Officer, replacing the Company’s former President and CEO John Hancock;

•	By reducing cash outflows by approximately $1 million through reductions in corporate staff, travel and consulting fees, these funds can be allocated for the growth of our South Africa operations.

ITEM 1A.	RISK FACTORS

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

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. During our fiscal year ended August 31, 2010, we generated $484,119 in revenue from continuing operations, had cash of $367,421 and working capital of $36,127 at the end of the fiscal year. By comparison, during our fiscal year ended August 31, 2009 we generated $88,981 in revenue from continuing operations, and had cash of $403,990 and a working capital deficit of $1,002,116 at the end of the fiscal year. We may never generate positive cash flow from operations, including during the year that is to end August 31, 2011. We estimate that we will require approximately $1.75 to $2.25 million to carry out our business plan for the remaining nine months of fiscal 2011. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

We commenced our business operations in January 2006 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. Our operating activities since our incorporation on January 24, 2006 have consisted primarily of raising operating capital and marketing our products and services to prospective customers. Our prospects are subject to the risks and expenses encountered by start-up companies, such as uncertainties regarding our level of future revenues and our inability to budget expenses and manage growth and our inability to access sources of financing when required and at rates favorable to us. In addition, our Company is faced with other risks more specific to our market industry, which may affect our ability to, among other things:

•	expand our customer and cardholder bases and increase revenues;

•	attract a greater number of qualified prepaid program distributors;

•	compete favorably in a highly competitive market;

•	access sufficient capital to support our growth;

•	recruit, train and retain qualified employees;

•	introduce new products and services; and

•	upgrade network systems and infrastructures.

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

We have generated limited revenues since our inception on January 24, 2006. Since we are still in the early stages of operating our Company and because of our lack of operating history, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. In all likelihood, we will continue to incur operating expenses without significant revenues until our products gain significant exposure in the market.

Based upon current estimates, we estimate our average monthly operating expenses in the near future to be approximately $250,000 to $300,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We can offer no assurance that we will be able to generate enough interest in our products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the fiscal years ended August 31, 2010 and August 31, 2009.

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

To date, we have entered into a supplier agreement with GCC to install their processing platform worldwide excluding the U.S. We have entered into seven distribution agreements as of August 31, 2010. If any material adverse event were to affect our relationship with any entity, including a significant decline in their financial condition or a material rise in the cost of their services, such an event could adversely affect our results of operations. Additionally, if our existing relationship with any entity deteriorates or terminates in the future, and we are not successful in establishing a relationship with an alternate entity at prices currently charged by such entities, our results of operations could be adversely affected. If any of the above relationships are terminated, our operations may be negatively impacted and we may be forced to cease operations.

If we were to lose the licenses and connectivity rights on which our third-party processor status depends, the loss would substantially interfere with our ability to transact business.

We obtain our access to the network of financial institutions and linked ATMs and point of sale systems through an arrangement among banks, as well as third-party providers. In South Africa, we obtain our access to the network of financial institutions through our status as a third-party provider. We rely on our bank agreement for access to ATMs and on MasterCard for POS transactions. Our agreements with these providers give us operational access through Bankserv in South Africa. If we lose our third-party provider licenses, we would be forced to negotiate access to each of the individual networks as well as to license processing software. Any down time associated with the loss of access to the networks could render our systems and cards, as issued, useless. Even if we were then able to negotiate third-party processor agreements with the individual networks, we might not be able to do so in time to preserve our business name and customer relationships. Thus, the loss of third-party processor relationships could put us out of business. Additionally, customers readily accept the MasterCard brand on debit cards. If we were to lose our ability to cause the issuance of cards under the MasterCard or other brands, we would lose substantial market acceptance for our products.

We currently rely upon our affiliated banks and partners to obtain and comply with all licenses and permits to conduct our business, and if we were required to obtain such licenses and permits independently, our Company would most likely be unable to conduct business in that state due to the high costs associated therewith.

We rely upon the licenses of our affiliation with MasterCard to comply with all laws and regulations in South Africa.

We are exposed to card fraud that could render our operations uneconomic.

Like all cards, whether prepaid, debit or credit, our cards are vulnerable to fraud by a number of means. Our cards are protected by a PIN system, which is inherently more resistant to malfeasance than is a signature-based card. Examples are that cardholders may claim that their card and PIN have been stolen or fraudsters can “skim” cards to create duplicates and can observe or otherwise obtain access to the PIN, We are aware that criminals are already attempting to gain fraudulent access to our cardholders’ funds. Unless there is evidence that the cause of a fraud is malfeasance or negligence by another party, such as the bank, corporate customer or cardholder, a fraud loss is the responsibility of FNDS3000. Our exposure is, for any card, relatively limited in that prepaid cards give access to a limited cash value on any individual card, whereas debit or credit cards can often create access to high cash values. Nevertheless, there is a significant exposure. The Company has installed sophisticated MasterCard fraud-monitoring software and employs seasoned fraud prevention specialists to monitor transactions in real time, and has experienced to date only one incident of an insignificant amount. Nevertheless, fraud loss is a fact of our business, and if we are unable to keep it within controllable levels, it could make our operations uneconomic and cause the Company to fail.

Inability to provide adequate or economic customer service could render our operations unviable.

The Company and its distributors are required to provide telephonic access to our respective customer service operations, and that our collective operatives have access to the software system and cardholder data. Such processes are subject to strict control and protocols aimed at providing the operatives with the power to assist the cardholder while controlling their capability to misuse the system. The “first line” customer service is the responsibility of the distributors who at present outsource to a professional company. Issues that are more complex than those that the customer service company can handle are referred back to the “second line support” provided by the staff of FNDS3000 Corp. To date there has been no reason to believe that the required support cannot be provided effectively and economically. Nevertheless, this is a critical area where growth of card volume could expose significant problems.

Our point of purchase (“POP”) operators may subject us to liability if they fail to follow applicable laws.

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

Security and privacy breaches of our electronic transactions may damage customer relations and reduce revenue from operations.

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

We operate among major financial institutions, providing products and services designed to service the unbanked or under banked market. Large and small banks alike have traditionally not sought the unbanked or under banked market. This allows the symbiotic relationship between banks and small operators, such as our Company, where the banks get access to the cumulative deposits of the cardholders, without the trouble of administering thousands of very small individual accounts of depositors. If banks decide to directly target the unbanked or under banked market before we are able to establish a strong foothold, we will not be able to compete with established banks, which have substantially greater resources.

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

Certain delays could cause loss of business opportunities and inhibit our growth.

Delays in the development of our business plan could cause loss of opportunities. These delays could be in areas such as:

•	deployment of technology or systems;

•	obtaining point of purchase operators (“POPs”);

•	POPs becoming active;

•	interfacing with technology at the POPs;

•	adoption of technology;

•	revenue due to cards being activated more slowly than anticipated;

•	revenue due to cards being used less than estimated;

•	revenue due to training at the distribution level taking longer or being less successful than expected;

•	revenue due to training at the POPs level; or

•	revenue due to delays or refusals of bank processor approvals for card programs.

These and others could cause delays in launching card programs which could cause us to consume more cash, increase our need for outsourcing, increase costs of licensing technology, render cards unusable causing us to refund customers’ money and cause the card products to be returned. The delays may also affect our cash flow and profitability. Delays due to interfacing with technology at the POPs, delays in distribution, delays in revenue due to cards being used or delays in revenue due to training at the POPs level could each have a material adverse effect on our operations. Delays in revenue due to bank approvals of programs or changes in card programs could cause cards to become unusable and result in litigation.

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

Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches. Even though we use fail-over computing technology, if we incur a slowdown or shutdown of computer services, then you may lose some or all of your investment in our common stock. In the event of a system failure by us or by a supplier to us that went undetected for a substantial period of time, we could allow transactions on blocked accounts, false authorizations, fail to deduct charges from accounts or fail to detect systematic fraud or abuse. Errors or failures of this nature could immediately adversely affect our credibility, our financial standing and us.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

We currently do not have any property and business interruption insurance to compensate us for any losses we may incur. We may incur uninsured liabilities and losses as a result of the conduct of our business. We currently maintain comprehensive liability and property insurance of $2 million. Our present coverage may not satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

OTHER FACTORS

Any regulation or elimination of interchange fees could have a material adverse impact on our results of operations.

We have the potential to earn interchange fees each time one of our cardholders uses our signature-based card to buy products or services at a POS device. There have been efforts by various legislative bodies and associations to reduce interchange fees. This would have an immediate, negative impact on future revenue from the use of our prepaid cards.

If our computer network and data centers were to suffer a significant interruption, our business and customer reputation could be adversely affected and result in a loss of customers.

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

We may be unable to protect our intellectual property rights, which could have a negative impact on our results of operations.

Despite our efforts to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property rights, or otherwise independently develop equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We rely on a combination of trademark and copyright laws, trade secret protection, and confidentiality and license agreements to protect our trademarks, software and expertise. We have also applied for patent protection on some features of our products. We may find it necessary to spend significant resources to protect our trade secrets and monitor and police our intellectual property rights.

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

We cannot provide our investors with any assurance that our common stock will continue to be traded on the OTC Bulletin Board or, if traded, that a public market will continue. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not continue, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of early stage revenue companies, which may materially adversely affect the market price of our common stock.

Because we can issue additional common shares, purchasers of our common stock may experience further dilution.

We are authorized to issue up to 150,000,000 common shares, of which 74,673,305 shares are issued and outstanding as of November 29, 2010. Our board of directors has the authority to cause our Company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our Company in the future.

Because our officers, directors and principal shareholders control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

As of November 29, 2010, our officers and directors, in the aggregate, beneficially own approximately 79% of the 74,673,305 issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.

As of the date of the filing of this Form 10-K there is also a voting agreement in place between the largest individual shareholder, Sherington Holdings, LLC and certain other shareholders whereby those other shareholders are required to vote as directed by Sherington. The aggregate shareholding of the parties to the voting agreement is 46,748,124. Furthermore, Sherington and other insider shareholders are the beneficiaries of warrants and options which, if exercised in accordance with their stipulations could provide Sherington, the parties to the voting agreement and all directors and officers with beneficial holdings as follows:

Holders	Holders’ Options/Warrants	Shares Held	Total Beneficial Holdings	Total Shares Outstanding Plus Options/Warrants	Beneficial %
Sherington/Goldsmith	20,499,857	38,632,960	59,132,817	95,173,162	62.13%
Officers and Directors	25,604,142	42,792,245	68,396,387	100,277,447	68.21%
Parties to Voting Agreement	23,849,857	46,748,124	70,597,981	98,523,162	71,66%

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

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the near future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Sales of a substantial number of shares of our common stock into the public market with substantial holdings in the Company may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. There are presently 24,540,196 shares of stock held by non-affiliates eligible for resale under Rule 144. In addition, non-affiliates may also sell a portion of their shares subject to volume limitations. A substantial portion of our shares of common stock may be resold under Rule 144 in the public market with no restriction. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

We have a 2009 Stock Incentive Plan for directors and for officers, employees, consultants, and advisors, which authorizes four million shares for equity grants, which includes stock options, stock awards, and shared performance stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares to satisfy stock option exercises. The 2009 Incentive Stock Plan (the “Plan”) is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

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

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments.

ITEM 2.	PROPERTIES

The Company has the following lease arrangements:

•

The Company paid a deposit of $5,770 and signed a lease agreement for its Jacksonville Florida office on an 18-month basis starting August 1, 2009 and continuing through December 31, 2010. The monthly lease amount, net of a 50% discount from August 2009 through January 31, 2010, is $1,290. Effective February 1, 2010, the discount expired and the lease amount increased to approximately $2,600. Prior to this lease, the Company was paying $4,721 monthly for its office lease. The Company has recognized $25,858 for lease and lease-related expense for the corporate office during fiscal 2010.

•

The Company’s South Africa operations paid a deposit of approximately $17,500 and signed a five-year lease agreement starting April 1, 2009 and continuing through March 31, 2014. The current monthly lease amount (adjusted for utilities) is approximately $4,000, subject to the foreign exchange rate. The Company has recognized $74,827 for lease and utilities expense during fiscal 2010.

•

The Company’s South Africa operations also entered into a three-year lease, effective October 2008, for its dedicated data hosting solution, which is located in a fully secured data center. The monthly cost of the lease is approximately $11,750, subject to the foreign exchange rate. The Company has recognized $140,297 for lease expense for the hosting facilities during fiscal 2010.

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

On October 2, 2007, we filed a lawsuit in Dallas, Texas for breach of contract against Information Services Group, Inc. and its owner, Ken Blow asking for specified damages of $438,090. On January 29, 2009, as a result of mediation, the parties entered into a Settlement Agreement wherein Mr. Blow and his affiliates agreed to release the Company from any and all claims in consideration for the Company dismissing its claims, with prejudice, and to pay the Company $200,000, payable in monthly installments of $10,000 plus accrued interest of seven percent (7%) per annum beginning on June 1, 2009. However, if payments were not made as agreed, the Company would be entitled to file a judgment against Mr. Blow and his affiliates, jointly and severally, for $435,000. Due to concerns related to the collectability of these funds, a receivable has not been recognized.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective April 2007, our common stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “FDTC.OB.” In addition, the Company also trades on the Frankfurt Exchange under the symbol “FT4.” As of November 29, 2010, there were 74,673,305 shares of the Company’s Common Stock ($0.001 par value) issued and outstanding.

The following table sets forth the high and low closing price per share of our common stock (adjusted for the 2-for-1 stock split effective January 7, 2008) on the OTCBB:

	Price
	High $	Low $
Fiscal 2010
Fourth quarter ended August 31, 2010	$0.05	$0.05
Third quarter ended May 31, 2010	$0.24	$0.24
Second quarter ended February 28, 2010	$0.25	$0.25
First quarter ended November 30, 2010	$0.29	$0.29
Fiscal 2009
Fourth quarter ended August 31, 2009	$0.32	$0.21
Third quarter ended May 31, 2009	$0.26	$0.20
Second quarter ended February 29, 2009	$0.40	$0.25
First quarter ended November 30, 2009	$0.51	$0.25

The following table sets forth the high and low closing price per share of our common stock (adjusted for the 2-for-1 stock split effective January 7, 2008) on the Frankfurt Exchange*. Price is presented in Euros:

	Price
	High €	Low €
Fiscal 2010
Fourth quarter ended August 31, 2010	€0.10	€0.02
Third quarter ended May 31, 2010	€0.10	€0.08
Second quarter ended February 28, 2010	€0.20	€0.07
First quarter ended November 30, 2009	€0.34	€0.15
Fiscal 2009
Fourth quarter ended August 31, 2009	€0.26	€0.15
Third quarter ended May 31, 2009	€0.21	€0.12
Second quarter ended February 29, 2009	€0.32	€0.19
First quarter ended November 30, 2009	€0.36	€0.19
*	As per Yahoo Finance – International – Deutschland

On November 29, 2010, there were 57 registered holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

As of November 29, 2010, 52,629,214 shares of the 74,673,305 shares of issued and outstanding common stock are eligible for sale pursuant to Rule 144 under the Securities Act of 1933.

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

Non-affiliates of the Company hold 25,540,196 of our common shares under Rule 144.

Shares of our common stock are subject SEC rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” A “penny stock” is defined as any equity security with a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As the market value of our common stock is less than $5.00 per share, our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

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

Transactions Involving Unregistered Securities and Warrants

Number of Authorized Shares Increased

On November 25, 2009, with the approval of the board of directors as well as the shareholders holding a majority of the issued and outstanding voting shares of the Company, the certificate of incorporation was amended to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000.

Sales of Unregistered Securities and Warrants

The Securities referenced below were offered and sold in a private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

In November 2008, we issued 52,630 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.35 per unit for proceeds of $18,421. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.70 per share. The Company issued these securities August 29, 2008.

On December 1, 2008, the Company and Sherington entered into a Securities Purchase Agreement for the sale of shares of common stock and a warrant to purchase shares of the Company. The Securities Purchase Agreement was completed on January 6, 2009. The Company received $2 million for selling 8,000,000 shares of common stock and a warrant to purchase 30% of the issued and outstanding shares of the Company on a fully diluted basis at an exercise price of $0.35 per share. The Warrant was exercisable through December 31, 2010 and gave Sherington the right to purchase stock at $0.35 to maintain 30% ownership of the Company in the event that any stock purchase warrants and/or stock options held by third parties as of January 6, 2009 are later exercised.

On July 1, 2009, the Company closed on a private placement of its common stock to obtain $1 million to fund the continuing development of the business. T he Company entered into securities purchase agreements to sell a total of 5,714,286 shares of common stock at a purchase price of $0.175 per share and warrants to purchase 5,714,286 shares of stock at $0.20 per share. Refer to Note 10 for additional information.

In October 2009, we sold 3,333,333 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.15 per unit to Sherington for proceeds of $500,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.175 per share.

In November 2009, we sold 7,206,667 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.15 per unit to Sherington for proceeds of $1,081,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.175 per share.

Also in November 2009, we sold 1,251,428 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.175 per unit to several accredited investors, some of which were affiliates of the Company, for proceeds of $219,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.175 per share.

In June 2010, we sold 5,714,286 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.175 per unit for proceeds of $1,000,000. The Company also issued a warrant to purchase 4,000,000 shares of Common Stock at $0.25 per share. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.175 per share.

Additionally, for all warrants, regardless of the Exercise Period, if at any time the average closing price for shares of the Company’s common stock on the Over-the-Counter Bulletin Board exceeds $1.00 for a period of ten (10) consecutive trading days or more, the Company has the right, upon written notice to the holder, to reduce the exercise period of the warrants to a period of ten (10) days beginning on the date of the written notice.

During the fiscal year, ended August 31, 2010, the Company issued 25,362,859 warrants and 10,032,572 warrants expired. As of August 31, 2010, the Company has 31,181,774 outstanding warrants and 12,412,427 potential anti-dilutive warrants.

Quantity	Exercise Price/Range	Expiration Date Range
52,630	$0.70	September 2010
52,000	$0.25	December 2010
5,714,286	$0.20	July 2011
24,362,858	$0.175 to $0.25	October 2011 to May 2012
1,000,000	$0.20	May 2013

31,181,774		Sub-total of outstanding warrants
12,412,427	$0.175	Potential anti-dilutive Sherington warrant

43,594,201		Total outstanding and potential warrants

Anti-Dilutive Warrants

On January 6, 2009, the Company and Sherington closed on a Securities Purchase Agreement pursuant to which Sherington agreed to purchase 8,000,000 shares of common stock and a warrant to purchase 30% of the issued and outstanding shares of the Company on a fully diluted basis as of January 6, 2009 (the “January 2009 Warrant”) at an exercise price of $0.35 per share. The warrant was exercisable through December 31, 2010.

In conjunction with the July private placement, the January 2009 Warrant was cancelled and replaced with the July 2009 Amended Warrant (the “July 2009 Warrant”). The July 2009 Warrant provides that Sherington is entitled to purchase 12,462,185 shares of Common Stock at a price equal to $0.35 per share through December 31, 2013. The July 2009 Warrant is only exercisable so that Sherington may maintain its percentage interest in the Company and is only exercisable if and when a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the July 2009 Sherington Warrant) has occurred. The exercise price of the July 2009 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

In November 2009, in conjunction with the first closing of the November 2009 private placement, the July 2009 Warrant was cancelled and replaced with the November 2009 Second Amended Warrant (the “the “Second Amended Warrant”). Pursuant to the Second Amended Warrant, Sherington is entitled to purchase 15,533,619 shares of common stock at a price equal to $0.35 per share through December 31, 2013. Notwithstanding the foregoing, the Second Amended Warrant is only exercisable so that Sherington may maintain its percentage interest in the Company of approximately 49% and is only exercisable if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the Second Amended Warrant).

At the second closing of the November 2009 private placement, the Second Amended Warrant was cancelled and replaced with the Restated November 2009 Warrant (the “Third Amended Warrant”), which provides that Sherington is entitled to purchase 19,963,263 shares of common stock of the Company at $0.35 per share through December 31, 2013. Notwithstanding the foregoing, the Third Amended Warrant is only exercisable so that Sherington may maintain its percentage interest in the Company of approximately 57% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the Third Amended Warrant). The exercise price of the Third Amended Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like

In conjunction with the June 2010 private placement, the Third Amended Warrant was cancelled and replaced with the June 2010 Fourth Amended Warrant (the “Fourth Amended Warrant”), amending the number of shares that Sherington is entitled to from 19,963,263 shares to 12,412,427 shares and also recognizing a decreased interest in the Company from 57.08% to 49.98%. The Fourth Amended Warrant provides that Sherington is entitled to purchase 12,412,427 shares of Common Stock at $0.175 per share through December 31, 2013. Notwithstanding the foregoing, the Fourth Amended Warrant is only exercisable so that Sherington may maintain its percentage interest in the Company of approximately 49.98% and is only exercisable if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to the investor and the 1,000,000 warrants issued to Mr. Besuchet as part of this financing. The exercise price of the Fourth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

Issuance of Stock Warrants for Services

Pierre Besuchet, a director of the Company, held stock options to acquire 1,000,000 shares of common stock, which were issued April 30, 2008, in recognition of his efforts to introduce investors. These options expired without exercise on April 30, 2010. In June 14, 2010, Mr. Besuchet was issued a common stock purchase warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share. The term of the warrant is for 36 months. Issuance of Common Stock for Services

Issuance of Stock for Services

On September 12, 2008, the Company entered into a three-month consulting arrangement with a company for investor awareness and other services and issued 150,000 shares of common stock as consideration, for a value of $75,000. Of this value, $62,500 has been recognized as expense. The remaining amount of $12,500, which was accounted for as Prepaid Services, was subsequently expensed in December upon completion of the services.

On February 9, 2009, the Company issued 100,000 shares of stock to the new Chairman of the Board and incurred $25,000 of equity-based compensation expense.

On February 27, 2009, Mike Dodak received 84,363 and David Fann received 73,945 shares of stock in lieu of payment for accrued vacation of $21,006 and $18,486, respectively.

On September 15, 2009, the Company issued 275,000 shares for services rendered, for a value of $48,125. Included in this issuance were 100,000 shares issued to Ernst Schoenbaechler and 100,000 shares issued to Raymond Goldsmith. These shares were issued to compensate these two board members with the requisite 200,000 shares issued to all of the Company’s board members. Additionally, 25,000 shares with a value of $4,375 were issued to each of three directors, Mr. Headlund, Mr. Besuchet and Mr. Schoenbaechler, for additional services rendered during and directly related to the July 2009 financing negotiations, the value of which is recognized as offering costs.

Convertible Debt

On October 29, 2008, we entered into and was obligated on the Original Agreement with Sherington for the “October 2008 Note” in the principal amount of $320,000. The interest on the October 2008 Note was 10%; the Note, originally matured December 31, 2008 and was convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.25 per share. In the event that the Company issued securities at a price below the conversion price, the conversion price would be reduced by a weighted average.

Until the sale of Atlas on May 14, 2009, the Company’s obligations under the October 2008 Note were secured by all the assets of and the membership interest in Atlas LLC held by the Company. As a provision of the sale of Atlas, Sherington released its lien on both the Atlas assets and the membership interest in Atlas.

On December 1, 2008, we entered into the “Amended Agreement” with Sherington, which amended the Original October 2008 Note. The Amended Agreement increased the principal amount from $320,000 to $1,000,000. On December 1, 2008, the Company issued the “December 2008 Note” and the October 2008 Note was canceled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000.

On January 6, 2009, the Company and Sherington entered into a Registration Rights Agreement pursuant to which the Company provided Sherington with the right to demand the filing of two registration statements registering the shares of common stock underlying the Warrants and the shares of common stock issuable upon conversion of the Secured Convertible Promissory Note in the principal amount of $1,000,000 previously purchased by Sherington.

In June 2009, contemporaneously with the execution and delivery of the Sherington June 2009 Purchase Agreement, the Company and Sherington entered into Amendment No. 1 to the Registration Rights Agreement (the “Amended Registration Rights Amendment”). Pursuant to the Amended Registration Rights Agreement, the Company expanded the definition of Shares (as defined in the Amended Registration Rights Agreement) to include, among other things, the Sherington Purchased Shares and the shares issuable upon exercise of the Sherington New Warrant.

Furthermore, the Company and Sherington and certain other holders of shares of the Company’s common stock entered into Amendment No. 1 to the Voting Agreement (the “Amended Voting Agreement”). Pursuant to the Amended Voting Agreement, the parties extended the term of the Voting Agreement to December 31, 2010.

On July 1, 2009, the Company entered into the First Amendment to the Amended and Restated Note Purchase Agreement (the “First Amended Agreement”) with Sherington, which amended the Amended and Restated Note Purchase Agreement entered by and between the Company and Sherington on December 1, 2008 (the “Amended Agreement”). The Amended Agreement provided for a decrease in the minimum number of card sales required to be sold in South Africa from 150,000 prior to July 31, 2009 to 100,000 on or prior to September 30, 2009. In connection with the First Amended Agreement, on July 1, 2009, the Company (i) issued a Second Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “July 2009 Note”) and (ii) issued that certain Second Amended and Restated Warrant to Purchase Common Stock (the “July 2009 Warrant”).

The July 2009 Note’s interest rate was 10% and the Note matured on the earliest of the close of business on December 31, 2009 or upon or after the occurrence of an event of default (as defined in the July 2009 Note). The July 2009 Note was convertible into the Company’s common stock, at Sherington’s option, at an initial conversion price of $0.175 per share. The conversion price of the July 2009 Note was subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

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

As the Company had not achieved the Target resulting in a default under the July 2009 Note, the Company and Sherington entered into the Forbearance and Note Modification Agreement (the “Forbearance Agreement”), dated November 2, 2009, pursuant to which Sherington agreed to temporarily forbear from exercising its rights and remedies with respect to the default until January 31, 2010. If the Company satisfied the Target prior to January 31, 2010, then the default would be waived.

Further, pursuant to the Forbearance Agreement, the July 2009 Note was amended to extend the maturity date to the earliest of the close of business on February 28, 2010 or upon or after the occurrence of an event of default (as defined in the July 2009 Note) and the conversion price was reduced to $0.15 per share.

Also in conjunction with the July private placement, the Company issued the Second Amended and Restated Warrant to Purchase Common Stock dated November 2, 2009 (the “Restated November 2009 Warrant”), which replaced the July 2009 Note. The Restated November 2009 Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 19,963,263 shares of common stock of the Company at a price equal to $0.35 per share through December 31, 2013. Notwithstanding the foregoing, the Restated November 2009 Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company of approximately 57% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the Restated November 2009 Warrant).

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

Also in conjunction with the November private placement, the Company issued Sherington the Third Amended and Restated Warrant to Purchase Common Stock, which will maintain Sherington percentage of approximately 57%. The exercise price of the Restated November 2009 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

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

We accounted for this transaction as the issuance of convertible debt and a detachable stock warrant. The total proceeds of $500,000 have been allocated to these individual instruments based on their relative fair value as determined by management. We estimated the fair value of its convertible debt at the time of issuance using the Black-Scholes pricing model, assuming a risk-free interest rate of 1.06%, a volatility factor 125.1% and a contractual life of one year. As a result, the notes and the warrants are carried at fair values of $264,361 and $235,639, respectively, at inception. The value of the warrant was recorded as an increase to additional paid-in capital. The total discount on the notes of $235,639 was amortized as of August 31, 2010.

In June 2010, Sherington converted both the $1,000,000 and the $250,000 10% convertible promissory notes into shares of common stock of the Company. Under the terms of the Notes, Sherington converted the outstanding amounts of debt at conversion prices of $0.15 and $0.175 per share, respectively. Mrs. Hancock also converted her 10% convertible promissory note at a conversion price of $0.175. As a result of these conversions, the Company issued a total of 9,523,811 common shares in payment of the principal amount of $1,500,000 and 1,091,708 shares in payment of accrued interest of $164,927 as full and final settlement of the Notes.

Additionally, Sherington was issued a Fourth Amended and Restated Warrant (the “Fourth Warrant”); amending the number of shares that Sherington is entitled to from 19,963,263 shares to 12,412,427 shares, and recognizing a decreased interest in the Company from 57.08% to 49.98%. The Fourth Warrant provides that Sherington is entitled to purchase a total of 12,412,427 shares at a price equal to $0.175 per share through December 31, 2013. Notwithstanding the foregoing, the Fourth Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company of approximately 49.98% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to the investor and the 1,000,000 warrants issued to Mr. Besuchet as part of this financing. The exercise price of the Fourth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

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

Pursuant to these plans, the Company has granted a total of 9,605,159 options to purchase shares of common stock issued to its directors, officers and employees. Of the 9.6 million granted, 2,000,000 options have been exercised and 1,000,000 have been forfeited. On September 18, 2009, the Board of Directors of the Company ratified the issuance of the outstanding and forfeited stock options to purchase 8,355,159 shares of common stock that were issued to various employees under the 2007, 2008 and 2009 Incentive Stock Plans.

On September 26, 2008, the Company granted stock options equal to $130,000 to an employee of our South African subsidiary as part of his compensation. These options are subject to a vesting schedule and have an exercise price of $0.44 per share. Under a Black-Scholes model, the main assumptions for the estimated fair value of approximately $22,500, which will be expensed as per the vesting schedule, are a discount rate of 2.88% as of September 30, 2008 and a volatility rate of 70.4%.

On October 1, 2008, the Company granted 35,000 stock options to an employee of our South African subsidiary as part of his compensation. These options are subject to a vesting schedule and have an exercise price of $0.45 per share. Under a Black-Scholes model, the main assumptions for the estimated fair value of approximately $9.400, which will be expensed as per the vesting schedule, are a discount rate of 2.88% as of September 30, 2008 and a volatility rate of 70.4%.

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

Also on October 15, 2008, having met certain performance criteria since his hire date, Mr. McGuire’s salary increased to $130,000 and he received an additional 500,000 stock options, subject to a vesting period, with an exercise price of $0.40, the closing stock price on that date. These options are not subject to vesting or a performance clause, therefore, the Company will recognize the expense on the grant date. Under a Black-Scholes model, the main assumptions for the estimated fair value of approximately $130,000 are a discount rate of 2.73% as of October 31, 2008 and a volatility rate of 66.4%.

On October 15, 2008, Michael Dodak, then CEO, exercised 1 million stock options in a cashless transaction and received 190,000 shares of our common stock as a result.

On October 15, 2008, David Fann, then President and Secretary, exercised 1 million stock options in a cashless transaction and received 190,000 shares of our common stock as a result.

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

On June 29, 2009, John Hancock, then President, was granted 2,000,000 common stock options at an exercise price of $0.26 per share. These options are not subject to vesting or a performance clause, therefore, the Company will recognize the expense on the grant date. Under a Black-Scholes model, the main assumptions for the estimated value of $310,000 are a discount rate of 2.13% as of May 31, 2009 and a volatility rate of 71.3%.

Also on June 29, 2009, John Watson, then Executive Vice President, was granted 1,500,000 common stock options at an exercise price of $0.26 per share. These options are not subject to vesting or a performance clause, therefore, the Company will recognize the expense on the grant date. Under a Black-Scholes model, the main assumptions for the estimated value of $233,000 are a discount rate of 2.13% as of May 31, 2009 and a volatility rate of 71.3%.

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

On July 19 2010, the Company granted 750,000 stock options with an estimated value of $57,318, immediate vesting and an exercise price of $0.20 per share to Victoria Vaksman, an officer and director of the Company.

Also on July 19 2010, the Company granted 500,000 stock options with an estimated value of $38,212, immediate vesting and an exercise price of $0.20 per share to Robert Klein, a Sherington consultant whose services were part of the compensation a private placement with Sherington. Mr. Klein has been working with the Company since October 2009 and effective September 1, 2010 became an employee of the Company. Under a Black-Scholes model, the main assumptions for these valuation estimates include a market value of $0.175 for our common stock, discount rate of 0.29% as of July 31, 2010 and a volatility rate of 126.0%.

During the fiscal years ended August 31, 2010 and 2009, the Company recognized $220,827 and $707,244, respectively, equity-based compensation expense due to vested options.

The unamortized expense as of August 31, 2010, was $20,604. During the fiscal year ended August 31, 2010, 1,000,000 options expired and no options were exercised. As of August 31, 2010, the Company has 7,705,159 outstanding options as detailed below:

Quantity	% Vested	Exercise Price/Range	Expiration Date/Range
100,000	67%	$0.19	May 2013
1,250,000	100%	$0.20	July 2015
3,500,000	100%	$0.26	June 2014
500,000	100%	$0.29	July 2014
500,000	100%	$0.39	July 2013
500,000	100%	$0.40	October 2013
90,000	33%	$0.40	January 2014
120,159	33%	$0.40 - $0.45	September 2013 to January 2014
45,000	33%	$0.745	October 2013
1,100,000	100%	$0.835	June 2012

7,705,159

Repurchases

The Company has not made any repurchases of its common stock.

ITEM 6.	SELECTED FINANCIAL DATA

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 6. Selected Financial Data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All references to fiscal periods apply to our fiscal quarters, which end on the last day of the months of November, February, May and August, with August 31 being our fiscal year end. Certain items in the fiscal year ended August 31, 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Of particular note, for improved comparison of card- and transaction-related cost to revenue, certain non-transactional costs are now presented as “Processing, Technical and Financial Expense” and are included in Operating Expense rather than as Cost of Revenue. Due to this adjustment, the gross profit for the fiscal year ended August 31, 2009 was $21,151, an increase of $135,668.

These adjustments did not have an impact on the company's consolidated net loss for any period.

Comparison of Results of Continuing Operations for the Fiscal Years Ended August 31, 2010 and 2009

In the third quarter of fiscal 2009, we entered into an agreement to sell Atlas LLC. The transaction was consummated on May 14, 2009. As a result, financial data for Atlas has been presented as discontinued operations as outlined below. The financial statements have been recast and prepared in compliance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, for all periods presented herein, the financial statements have been conformed to this presentation. Unless otherwise noted, all amounts and analyses are based on continuing operations.

Results of Operations

Operating revenues have increased in each quarter of this fiscal year primarily due to increases in the number of issued and activated cards, as well as increases in the volume of funds loaded and the number of transactions made by cardholders. However, as the Company is still in its infancy, we did recognize a loss for fiscal 2010.

The Company’s loss from operations before taxes for the fiscal years ended August 31, 2010 and 2009 was $4,501,409 and $4,203,903, respectively. Since inception, we have financed our operations primarily through private sales of securities. As of August 31, 2010, we had $367,421 in cash, and working capital $36,127.

The following table sets forth our statements of operations from continuing operations for the fiscal years ended August 31, 2010, and 2009.

Summary Income Statement

	2010	2009

Revenues, net	$484,119	$88,981
Gross profit	190,486	21,151
Total operating expenses	4,190,957	4,153,721

Loss from operations	(4,000,471)	(4,132,570)
Other income (expense)	(500,938)	(71,333)

Loss from operations before income taxes	(4,501,409)	(4,203,903)
Income tax provision	—	—
Net loss from operations	$(4,501,409)	$(4,203,903)

Additionally, the Company incurred an expense of $26,431 related to discontinued operations, thereby amending the net loss for fiscal 2010 to $4,527,840 as compared to a net loss of $5,677,725 for fiscal 2009, during which the Company incurred $1,473,822 of expense related to discontinued operations.

Revenue

Total revenue for the fiscal years ended August 31, 2010 and 2009 was $484,119 and $88,981, respectively, an increase of $395,138, or 444.1%.

Factors contributing to the increase in revenue include an increased number of issued and activated cards in the market combined with increased card usage by cardholders as well as an increase in sales of plastic card stock and tokens by customers in preparation for utilizing our services. During the first half of fiscal 2010, revenue was $167,109 as the Company was still in its testing and pre-rollout phase. During the second half of the fiscal year, as the Company had completed its testing phases, revenue was $317,010, an increase of $149,901, or 89.7%, as compared to the first half of the fiscal year.

For the year ended August 31, 2010, revenue earned from transaction processing fees was $378,718, or 78.2% of revenue, and $105,401, or 21.8% of revenue, respectively, from the sale of plastic card stock and security tokens.

For the year ended August 31, 2009, revenue earned from transaction processing fees was $18,576, or 20.9%, and $70,405, or 79.1%, from the sale of plastic card stock and security tokens.

Cost of Revenue

For improved comparison of card- and transaction-related cost to revenue, certain costs are now presented as “Processing, Technical and Financial Expense” and are included in Operating Expense rather than as Cost of Revenue.

The cost of revenue will generally correspond with the change in revenue.

The cost of revenue for the fiscal years ended August 31, 2010 and 2009 was $293,633, or 60.7% of revenue, and $67,830, or 76.2% of revenue, respectively, an increase of $225,803, or 332.9%.

Similar to the factors contributing to the increase in revenue, the increased of costs of revenue include an increased number of activated cards in the market combined with increased usage. Additionally, as new customers are added, plastic card stock and tokens are ordered by customers in preparation for utilizing our services.

For fiscal 2010, the cost of processing transactions was $253,035 or 52.3% of revenue while the cost of plastic and tokens was $40,598, or 8.4% of revenue.

For fiscal 2009, the costs processing transactions was $21,459, or 24.1% of revenue, and $46,371, or 52.1% of revenue, from the sale of plastic card stock and security tokens.

Gross Profit

Due to the presentation change as noted in “Cost of Revenue”, the Company is reporting gross profit from operations.

The gross profit for the fiscal years ended August 31, 2010 and 2009 was $190,486, or 39.3% of revenue, and $21,151, or 23.8% of revenue, respectively, an increase of $169,335, or 800.6%.

Operating Expense

Total operating expense for the fiscal years ended August 31, 2010 and 2009 was $4,190,957, or 865.7% of revenue, and $4,153,721, or 4668.1% of revenue, respectively, an increase of $37,235, or 0.9%.

Operating expense for the year ended August 31, 2010 was comprised of $827,902 for processing, technical and financial expense; $1,819,260 for salaries and benefits; $733,474 for professional and consultant fees; travel expense was $243,122; and depreciation and amortization was $286,494. Other Expense of $280,705 includes $100,684 for rent and utilities; $50,853 for communication; $31,678 for insurance; $24,868 for investor relations, $18,062 for bad debt expense and $54,560 in other general office expense.

Operating expense for the year ended August 31, 2009, was comprised of $352,777 for technical and other financial fees; $2,383,361 for salaries and benefits; $508,029 for professional and consultant fees; $429,151 for travel expense and $233,373 for depreciation and amortization. Other Expense of $247,030 includes $89,976 for rent and utilities; $38,692 for communications; $42,839 for insurance; $22,712 for investor relations and $52,811 in other general office expense.

Operating expenses increased $37,236 for the year ended August 31, 2010 as compared to the year ended August 31, 2009 due to the following:

•

Processing, technical and financial expense increased $475,125 as MasterCard and Mercantile Bank began charging certain quarterly and annual fees; distributor commission expense increased due to increased revenue and significant modifications were implemented to increase functionality of the GCC software platform;

•

stock-based compensation decreased $481,605 and salaries and benefits decreased $82,496 as management and certain staff members agreed to reduced salaries as part of the cost-cutting implemented during the year;

•

professional and consulting fees increased $225,445 as the Company recognized a full year of expense for Mike Dodak and David Fann as per their consulting agreements which became effective in December 2008 and February 2009;

•	travel expense decreased $186,029 as management reduced travel to oversee the South Africa operations;

•	depreciation and amortization increased $53,121 as we recognized a full year of amortization expense for the GCC license as compared to nine months of amortization expense during the prior year;

•	bad debt expense of $18,062 due to the write-off of Australis receivables for plastic and security tokens; and

•	other general and administrative expense increased $15,613.

Other Income/(Expense)

Total other income and expense netted to an expense of $500,938 and $71,333, respectively, for the fiscal years ended August 31, 2010 and 2009.

For fiscal year 2010, significant components include $166,667 for non-cash interest related to the recognition of a beneficial conversion expense; $326,055 for non-cash interest incurred due to the convertible notes payable; and a loss of $11,302 due to the effect of currency remeasurement. Other income and expense items net to a gain of $3,086.

For fiscal year 2009, significant components include $96,262 for accrued non-cash interest on the convertible note payable, interest income of $16,429 and a gain of $5,000 from a settlement payment. Other income and expense items net to a gain of $3,500. Additionally, the Company incurred an expense for the discontinued Atlas operations of $26,431 related to a stock price indemnity agreement.

Liquidity and Capital Resources

As of August 31, 2010, we had cash of $367,421, current assets of $526,185 and current liabilities of $490,058.

As of August 31, 2009, we had cash of $403,990, current assets of $502,604 and current liabilities of $1,504,720. The Sherington $1,000,000 convertible note payable was included in current liabilities.

Operating Activities

Our operating activities from continuing operations resulted in a net cash outflow of $3,228,128 for the year ended August 31, 2010 compared to a net cash outflow of $3,251,173 for the previous fiscal year.

The net operating cash outflow for the current fiscal year reflects a loss of $4,527,840 and components include:

•	adjustments for depreciation and amortization of $286,494;

•	equity-based compensation of $518,950 for consulting services, a stock grant and vested options;

•	non-cash interest expense of $166,667 for a beneficial conversion feature on a note payable with a related party;

•	non-cash interest expense of $235,639 for discounts on convertible notes payable with warrants with related parties;

•	non-cash interest expense of $164,927 related to convertible notes payable with related parties;

•	payment of the stock price indemnity of $137,860;

•	a write-off of $18,062 for receivables from Australis;

•	an increase in the amount due to related parties of $59,841 for relocation and travel expenses incurred by the Company;

•	a decrease of $36,189 for accounts receivable and of $42,525 for prepaid expenses and other current assets;

•	increases in accounts payable and accrued wages of $34,278 and $2,648, respectively; and

•	a loss on disposal of $2,349.

Operating activities for the prior fiscal year from continuing operations resulted in a net cash outflow of $3,251,173. The net operating cash outflow for the prior fiscal year reflects a loss of $5,677,725 and significant components include:

•	adjustments for depreciation and amortization of $233,373 for continuing operations and $305,963 for discontinued operations;

•	the loss of $738,193 on the sale of Atlas LLC;

•	equity-based compensation of $846,821 for consulting services, a stock grant and vested options;

•	imputed interest of $49,287 on the note payable related to the initial purchase of Atlas LLC;

•	an increase in the amount due to related parties for $141,330 travel expenses incurred by the Company;

•	the stock price indemnity estimated at $111,429;

•	an increase in prepaid expenses and other current assets of $58,121 for insurances and the annual software support and maintenance fees:

•	an increase in accounts payable of $81,478 as the South Africa operations progress;

•	a decrease of $45,645 in accrued salaries and benefits as employees utilized their accrued vacation time, thereby reducing the paid-time-off accrual;

•	an increase in accounts receivable of $14,385; and

•	a decrease of $34,828 in amounts due from related parties.

Investing Activities

Our investing activities resulted in a net cash outflow of $15,560 for the year ended August 31, 2010 compared to a net cash outflow of $120,705 for the year ended August 31, 2009.

During the year ended August 31, 2010, the Company invested $15,560 in additional equipment and software.

During the year ended August 31, 2009, the Company invested $128,942 in additional equipment and software, capitalized additional development fees of $50,825 for the GCC software license, and sold equipment for proceeds of $59,062.

Financing Activities

Our financing activities resulted in a net cash inflow of $3,207,118 for the year ended August 31, 2010 as the Company raised $2,800,000 from the sale of its common stock and warrants to purchase its common stock and $500,000 from convertible notes payable, which were converted into the Company’s common stock in June 2010. Offsetting the proceeds are offering expenses of $92,882.

During the year ended August 31, 2010, gross proceeds from our financing activities were offset by $92,882 for offering costs.

Presently, our revenue is not sufficient to meet our operating and capital expenses. There is doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon successful roll out of our products and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue through the fiscal year ending August 31, 2011.

We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and increase market share. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements as we continue to progress and expand. We estimate that we will require approximately $1.75 to $2.25 million to carry out our business plan for the remaining nine months of fiscal 2011. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations. Based on management’s detailed financial forecasts, if the management volume test phase proceeds as planned, the Company has sufficient financial resources to carry through to generation of a revenue stream that will cover costs. However, any delays will introduce a need for additional funding at a level of some $200,000 to $250,000 for each month of delay.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended August 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Customer Relations

Our content providers provide all back-up and product-related customer service, interfacing with our support team. We maintain detailed records of every sales contact, including source of inquiry, client needs, employment and income if available.

Handling of all customer service is currently provided by the outsource customer service provider through our third-party supplier. In this way, our customer service functions are scalable, bilingual and can be managed to handle one or multiple programs.

Commitments and Obligations

Leases

As discussed in Item 2 – Properties, the Company has two lease agreements for its facilities and a lease agreement for computer hosting services.

Our approximate lease obligations under the current leases are as follows:

Fiscal 2011	$133,500
Fiscal 2012	100,900
Fiscal 2013	94,500
Fiscal 2014	49,300

Total	$378,200

Royalties

As part of the GCC Software License Agreement (the “License”) with World Processing, Ltd., royalties are to be paid at varying rates as various threshold quantities of transactions are achieved. These thresholds are to be considered in the aggregate with respect to all financial transactions that utilize the GCC software and will not be deemed an annual threshold or a threshold calculated on a per location basis. Accordingly, once royalties of $20,000 have been paid on the first million financial transactions, the Company will pay royalties of $60,000 for the next four million financial transactions; $50,000 for the next five million financial transactions; $200,000 for the next forty million transactions; and $2,500 for each million transactions thereafter. For the 2010 fiscal year, the Company recognized $4,090 for royalties expense.

Employment Agreements

The Company has employment agreements with Joseph McGuire, the Chief Financial Officer, and Robert Klein, Chief Executive Officer–South Africa. For additional information, refer to Item 13 - Certain Relationships and Related Transactions.

Consulting Services

As a condition to the October 2008 Sherington Agreement closing, Michael Dodak, the former CEO, and David Fann, the former President and current Secretary and Director, agreed that their employment agreements would be converted to Consulting Agreements effective December 5, 2008 for Mr. Dodak and effective February 1, 2009 for Mr. Fann. Each agreement is for a monthly fee of $10,000. However, in conjunction with other cost-cutting measures initiated by the Company during this first quarter of fiscal 2010, and to contribute toward improving cash flow, Mr. Dodak and Mr. Fann have agreed to defer a portion of their fees through September 30, 2010. The total deferred amount as of August 31, 2010 is $109,500 and was $121,000 by the end of September 2010. Subsequent discussions revised the timing and consideration paid for the deferred amounts.

As additional consideration for the November 2009 financing, Sherington also agreed to secure the services of a consultant associated with Sherington to assist the Company in launching its mobile banking initiative. The consultant was scheduled to provide services for a period of 13 months, which commenced on October 1, 2009. The parties have valued the contribution at approximately $250,000. Sherington will pay the salary and benefits or consulting fees of this consultant, without seeking reimbursement from the Company, the timing and scope of such services to be reasonably determined from time to time by Company management. The Company recorded the additional consideration of $250,000 as prepaid service paid in common stock. A review of costs from October 1, 2009 through May 31, 2010 associated with this consultant indicated that the $250,000 would be utilized by August 31, 2010. Therefore, the Company has adjusted the allocation of expense to reflect a service period of 11 months rather than 13 months. The Company had fully recognized the $250,000 expense as of August 31, 2010.

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

Revenues derived from electronic processing of the prepaid card transactions are recognized immediately as revenue and are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations such as MasterCard. Our receivables arise from the initial sale of the plastic card and the security tokens, which are invoiced with net 30-day terms.

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

The Company has no Allowance for Doubtful Accounts as of August 31, 2010 and 2009.

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

We have a capitalized intangible asset, which is the purchase of the software license from World Processing, Ltd., the parent company of Global Cash Card (“GCC”), and associated fees relative to its modification to meet our needs. In recognition of the right to receive future cash flows related to transactions of the asset, we will amortize this value over seven years, as it is anticipated that the software would continue to grow with our needs. Additionally, annual impairment tests are performed with any impairment recognized in current earnings.

We assessed the impairment of intangible assets with indefinite useful lives, specifically the software license, and that review indicated that there has been no impairment to the fair value of the license as of August 31, 2010.

Equity - Based Compensation

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

SEC Staff Accounting Bulletin No. 110, “Share Based Payment.” allows companies to continue to use the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the simplified method is allowed and has determined that utilizing the simplified method for stock options granted is appropriate. However, for stock options that are fully vested upon grant, the Company uses an expected term of one year to calculate the expense.

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

Foreign Currency Transactions, Translation and Remeasurement

The financial position and results of operations of the FNDS3000 South Africa operations are measured using the parent’s currency, the U.S. dollar, as the functional currency; however, the original books and records are maintained in the South African Rand. Therefore, exchange rate gains and losses are considered to be “transaction” gains and losses.

Transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are generally included in determining net income for the period in which exchange rates change unless the transaction hedges a foreign currency commitment or a net investment in a foreign entity. Inter-company transactions of a long-term investment nature are considered part of a parent's net investment and hence do not give rise to gains or losses. Assets and liabilities of these operations are translated at the exchange rate in effect at the end of the reporting period. Income statement accounts, with the exception of amortized assets or liabilities, are translated at the average exchange rate during the year.

Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated cash, receivables and payables, and generate currency transaction gains or losses that impact our non-operating income/expense levels in the respective period are reported in other (income) expense, net, in our consolidated financial statements.

ITEM 7A.	QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item 7A Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are incorporated herein by reference to the financial statements beginning on Page F-1 following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

As of August 31, 2010, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of August 31, 2010 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our internal controls over financial reporting include those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the chief executive officer and the chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting. Management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2010.

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

Directors, Executive Officers and Significant Employees

The following are our directors, executive officers and significant employees. Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal. Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal. Subsequent to August 31, 2010, the required number of directors was reduced from nine members to five.

Name	Age	Position Held with the Company	Date First Elected or Appointed
Raymond Goldsmith (1)	58	Chairman of the Board, Chief Executive Officer and President	January 6, 2009
Joseph F. McGuire (2)	52	Chief Financial Officer and Treasurer	July 18, 2008
Robert Klein (3)	39	President and Chief Executive Officer-South Africa	August 31, 2010
Victoria Vaksman (4)(b)	56	Director and Former Executive Vice President	October 24, 2006
Derek Mitchell (5)(a)	54	Director	September 30, 2010
Riva Smith (6)(a)	49	Secretary	September 30, 2010
Pierre Besuchet (7)	78	Director	May 17, 2007
Michele Di Mauro (8)	40	Director	November 15, 2007
John Hancock (9)(b)	60	Former President, Chief Executive Officer and Director	December 5, 2008
John Watson (10)(b)	66	Former Executive Vice President and Director	December 5, 2008
David Fann (11)(b)	55	Former Secretary and Director	October 23, 2006
Don Headlund (12)(b)	77	Former Director	March 31, 2006
Ernst Schoenbaechler (13)(b)	56	Former Director	July 10, 2008

(a)	Individual was appointed subsequent to August 31, 2010.
(b)	Individual held the office and/or the position of director as of August 31, 2010 but no longer holds the referenced position.
(1)	Raymond Goldsmith was appointed Chairman of the Board on January 6, 2009, replacing Michael Dodak who resigned as a Chairman on January 6, 2009. Effective September 30, 2010, as part of a restructuring of management and the board of directors, Mr. Goldsmith replaced John Hancock as CEO and President.
(2)	Joseph F. McGuire was appointed as our Chief Financial Officer and Treasurer as of July 18, 2008.
(3)	Robert Klein was appointed President and Chief Executive Officer, South Africa, of Fnds Tech Corporation SA (Pty.) Ltd. on September 1, 2010.
(4)	Victoria Vaksman was appointed as a director on October 24, 2006 and became Executive Vice President for Europe, the Middle East and Africa on March 31, 2007. Effective October 23, 2010, Mrs. Vaksman resigned her position as Executive Vice President, EMEA. She retains her position as a director.
(5)	Derek Mitchell was appointed as a director on September 30, 2010.
(6)	Riva Smith was appointed as a Secretary on September 30, 2010.
(7)	Pierre Besuchet was appointed as a director on May 16, 2007.
(8)	Michele Di Mauro was appointed as a director on November 15, 2007.
(9)	John M. Hancock was appointed as Chief Executive Officer and director on December 5, 2008, as, also on this date; Mike Dodak resigned as Chief Executive Officer and became a consultant. Mr. Hancock has subsequently also been named President. As of September 29, 2010, as part of a restructuring of management and the board of directors, Mr. Hancock was removed, without cause, from his positions as CEO, President and director.
(10)	John Watson was appointed as Executive Vice President and director on December 5, 2008. As of September 29, 2010, as part of a restructuring of management and the board of directors, Mr. Watson was removed, without cause, from his positions as Executive Vice President and director.

(11)	David Fann was appointed as a director on January 24, 2006, resigned as a director as of March 31, 2006 and was reappointed as a director on October 23, 2006. He also became President and Secretary on October 23, 2006. Effective February 1, 2009, Mr. Fann resigned as President and became a consultant, remaining as Secretary and Director. As of September 29, 2010, as part of a restructuring of management and the board of directors, Mr. Fann was removed, without cause, from his positions as Secretary and director.
(12)	Don Headlund was appointed as our President, Chief Executive Officer, Chief Financial Officer and director as of March 31, 2006. He resigned as Chief Executive Officer and President on October 23, 2006. He became our Treasurer as of August 8, 2006. He resigned as Chief Financial Officer and Treasurer on July 18, 2008. As of September 29, 2010, as part of a restructuring of management and the board of directors, Mr. Headlund was removed, without cause, from his position as a director.
(13)	Ernst Schoenbaechler was appointed as a director on July 10, 2008. As of September 29, 2010, as part of a restructuring of management and the board of directors, Mr. Schoenbaechler was removed, without cause, from his position as a director.

Effective July 15, 2010, Mr. Joseph Tumbarello resigned from the Company.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Raymond Goldsmith – Chairman of the Board

Raymond Goldsmith has been Chairman of the Board of FNDS3000 Corp since January 6, 2009. Effective September 30, 2010, he assumed the roles of Chief Executive Officer and President. Mr. Goldsmith is also the Chairman and CEO of Sherington Holdings, LLC, which is a private investment company. Sherington has entered into several significant funding transactions with the Company. Mr. Goldsmith is also the founder, Chairman and CEO of International Sports Multimedia, Ltd. (ISM). ISM is an entertainment software company, founded in London in 1983 as Retail Media Group and is now based in the United States with offices in Atlanta, London and Barcelona. ISM’s commercial partners include the International Olympic Committee (IOC), the United States Olympic Committee (USOC), Union of European Football Associations (UEFA), Fédération Internationale de Football Association (FIFA), the FA Premier League and Fox Sports Australia.

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

Robert Klein, President and Country CEO, South Africa, FNDS Tech Corporation SA (Pty.) Ltd.

Beginning in October 2009, Robert was a consultant engaged to review mobile banking platforms to be integrated into FNDS3000’s system. His remit quickly extended to key account management and customer service, and his success in these areas led to his becoming the logical choice for appointment to the key executive management role in South Africa, which occurred in July 2010. Prior to FNDS3000, Robert served as Executive Director of International Sports Media, Ltd., a company owned by Raymond Goldsmith, the Chairman of the Company, where he managed key industry partnerships in North America, Europe and Australasia. ISM is an entertainment software company with offices in Atlanta, London and Barcelona. ISM’s commercial partners include the International Olympic Committee, the United States Olympic Committee, Union of European Football Associations, Federation Internationale de Football Association, the FA Premiere League and Fox Sports Australia. Raymond Goldsmith, the Company’s CEO and Chairman, is the founder, Chairman and CEO of ISM. He also spent six years with the Union of European Football Associations (UEFA), the European governing body of the sport, where he was responsible for creating and selling new media sports rights for the organization in territories across the globe. Prior to earning a Post Graduate Sports Marketing degree from Edinburgh University, Robert graduated from Bangor University with a BA honors degree in French. Effective August 31, 2010, the Company and Mr. Klein entered into an employment agreement.

Victoria Vaksman – Director and Former Executive Vice President

Mrs. Vaksman joined FNDS3000 Corp as the Executive Vice President of Europe, Middle East and Africa operations in May 2007. Mrs. Vaksman had been a member of the Board of Directors for the prior six months. From September 2005, Mrs. Vaksman had been Managing Director of Omtool Europe, a UK based subsidiary of Omtool Ltd (NASDAQ: OMTL). Omtool is a provider of document-routing solutions and services that enable organizations to manage the capture, process, and delivery of mixed-mode documents. In May 2000, Mrs. Vaksman was Business Development Director and then, Chief Executive Officer of Tilos, an independent Software Development Company that specialized in provision of BPM, Document Management and Business Intelligence Solutions for the financial sector. In January 1996, she founded and was Managing Director for Shared Objectives, a consulting and systems-integration company. In February 1997, she joined the Board of BSW DATA, a privately owned software development company and a shareholder in Shared Objectives and was responsible for the expansion of both companies into the financial sector. BSW DATA and Shared Objectives were sold in December 1999 to DiData, an IT group trading on the London Stock exchange. From 1994 until 1996, Mrs. Vaksman worked as a Principal Consultant at Denel Informatics, and developed a commercial division focusing on provision of IT based business solutions for the Financial Sector. Mrs. Vaksman has a versatile international experience set and worked with multicultural teams in Europe, South Africa and Middle East. Mrs. Vaksman has an MS in Economics from the State Polytechnic University of St. Petersburg. Effective October 23, 2010, Mrs. Vaksman resigned from her position of Executive Vice President of Europe, Middle East and Africa but remains a director.

Derek Mitchell, Director

Mr. Mitchell joined the FNDS3000 board in September 2010. Since January 2000, Mr. Mitchell has served as Director of Business Affairs of International Sports Multimedia, Ltd., an entertainment software company with offices in Atlanta, London and Barcelona. ISM’s commercial partners include the International Olympic Committee, the United States Olympic Committee, Union of European Football Associations, Federation Internationale de Football Association, the FA Premiere League and Fox Sports Australia. Raymond Goldsmith, the Company’s CEO and Chairman, is the founder, Chairman and CEO of ISM. Previously, he spent 20 years in various banking roles in the United Kingdom, including seven years at Harrods Bank as Senior Manager; as well as the founder of his own consultancy firm, which provided strategic business counsel to companies in the United Kingdom. In addition to serving on the board of the Company, Mr. Mitchell also serves as an independent director on the boards of four UK companies.

Riva Smith, Secretary

Ms. Smith joined FNDS3000 as the Corporate Secretary in September 2010. Since 1998, Ms. Smith has served as Executive Assistant to Mr. Goldsmith in his capacity as Chairman and CEO of ISM, where she also managed the Company’s Olympic approvals and research process for North America. Ms. Smith began her professional career in the banking industry, serving as Marketing Director of two private banks in Palm Beach, Florida over a 13-year period. Ms. Smith left banking in 1994 to become Office Manager of a Florida-based catering and special events company where she worked until joining ISM’s executive team. A graduate of Tulane University where she earned a Bachelor of Arts degree in Political Science, Ms. Smith went on to receive an MBA degree from Nova Southeastern University.

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

Michele Di Mauro – Director

Mr. Di Mauro joined the FNDS3000 board in November 2007. From 2008 to present, Mr. Di Mauro was Chief Operating Officer of YMS Sa, Switzerland. From 2004 to present, Mr. Di Mauro has been the Chief Operating Officer for Yes Money SpA, Italy, Managing Director for Yes France SpA., France, Managing Director for Yes Benelux BV, Holland and Managing Director for Yes Prague Sro. During the years from 2002 to 2004, he was the Managing Director for PricewaterhouseCoopers in Milan, Private Equity Transactions and PricewaterhouseCoopers in London, Italian Private Equity Desk. From 1996 to 2000, he was the Director of PricewaterhouseCoopers in Milan, Transaction Services. In 1993, Mr. Di Mauro earned his Finance and Economics degree from the Università Cattolica in Milan. Mr. Di Mauro also has earned his EMBA from Columbia University, New York.

John Hancock – Former President, Chief Executive Officer and Director

Mr. Hancock served as our Chief Executive Officer and a member of our Board of Directors from December 5, 2008 until September 29, 2010. Since 2005, he has served as the President/Chairman of the British-American Business Council, a bilateral trade organization. Since 2002, Mr. Hancock has served as the Non-Executive Director of Manchester Airport Group Plc. From 1999 to 2005, Mr. Hancock served as the Chief Executive Officer of Galiform Plc (f/k/a MFI Furniture Group Plc) and a director from 1998 to 2005. From 1987 through 2000, Mr. Hancock held various positions with WHSmith Plc, a UK based retailer of news, books and travel products. Mr. Hancock served as a director of the UK based parent and headed divisions in the United States and Canada. Mr. Hancock received a B.A. (Honors) in Medieval and Modern History from the University College London in 1971 and a M.A. (Business) from Sheffield University in 1973. Effective September 29, 2010, Mr. Hancock is no longer an employee or director of the Company.

John Watson, OBE – Former Executive Vice President and Director

Mr. Watson served as an Executive Vice President and a member of our Board of Directors from December 5, 2008 until September 29, 2010. From 2001 to 2006, he served as Executive Vice President and Chief Administrative Officer of Howdens Millwork Inc. (“Howdens”), a division of what is now Galiform Plc. As senior corporate officer in the United States, Mr. Watson had responsibility for planning, administration, human resources, property and finance. Mr. Watson continued as a consultant for Howdens until the end of 2007. From 1989 until 2001, Mr. Watson served as Executive Vice President of Rank America, the North American holding company of The Rank Group, Plc. North American operations included: Hard Rock Cafes International, a 50% interest in Universal Studios Florida and Deluxe Entertainment Services. As the senior corporate officer in the U.S., Mr. Watson was responsible for all financial and administrative facets of the North American operations of this division. In 2001, he was honored with an OBE by the UK Government for services to UK/USA commercial relationship. Effective September 29, 2010, Mr. Watson is no longer an employee or director of the Company.

David Fann – Former Secretary and Director

Mr. Fann was our President, Secretary and a director for FNDS3000 Corp since October 2006. On February 1, 2009, he resigned as President but continued on as our Secretary and a director. As of September 29, 2010, as part of a restructuring of management and the board of directors, Mr. Fann was removed, without cause, from his positions as Secretary and director. He served as a director on the board of Envortus, Inc. until July 2007 and has been a director on the board of Solar Energy Initiatives since June of 2006. Mr. Fann served as President and

Director of the Global Axcess Corp, a publicly traded company since January of 2002 until September of 2006. While at Global Axcess Corp Mr. Fann was responsible for equity and debt financings totaling over $17 million and was responsible for investor relations. Prior to joining Global Axcess Corp Mr. Fann was the Chief Executive Officer and Chairman of the Board of TeraGlobal, Inc., a publicly traded company, from September 1998 through September 2000. He was president of TechnoVision Communications, Inc., a subsidiary of TeraGlobal, from November of 1995 to September 2000. He co-founded Totally Automated Systems Communications, a Unix-based communications company, and acted as Vice President of that company. Effective September 29, 2010, Mr. Fann is no longer an officer or director of the Company.

Don Headlund – Former Director

Don Headlund was appointed as President, Chief Executive Officer, Chief Financial Officer and director as of March 31, 2006. He resigned as Chief Executive Officer and President on October 23, 2006. He became our Treasurer as of August 8, 2006. He resigned as Chief Financial Officer and Treasurer on July 18, 2008 and continued to serve as the Audit Committee Chairman. As of September 29, 2010, as part of a restructuring of management and the board of directors, Mr. Headlund was removed, without cause, from his position as a director. From July 1991 to February 2006, Mr. Headlund served as an officer of Cardservice International, Inc., first as Chief Financial Officer and later as President from June 2000 to February 2006. Prior to that, he served as President, Chief Executive Officer and director of Malibu Savings Bank from April 1988 until February 1991. Prior to 1988, Mr. Headlund was employed with Valley Federal Savings Bank for 20 years serving in a variety of positions including President, Chief Executive Officer and director. Mr. Headlund is a former captain in the United States Air Force. Mr. Headlund received a Bachelor of Arts degree in economics and finance from Occidental College in Los Angeles, California in June 1955 and a graduate degree in Banking from The Institute of Financial Education at Indiana University in August 1980. Effective September 29, 2010, Mr. Headlund is no longer a director of the Company.

Ernst Schoenbaechler – Former Director

Mr. Schoenbaechler joined the FNDS3000 board of directors in July 2008. As of September 29, 2010, as part of a restructuring of management and the board of directors, Mr. Schoenbaechler was removed, without cause, from his position as a director. Mr. Schoenbaechler has over 38 years of experience in the banking industry. As a senior manager, he was responsible for capital market business, securities, foreign exchange and money markets where he positioned Bankers Trust AG, Zurich, in the Swiss Capital Markets. In 1985, he founded his own finance company in Pfaeffikon, Switzerland, with subsidiaries in Canada and Luxemburg and became a pioneer in the then booming primary capital markets focused on trading for Asian borrowers. Later, his company concentrated more on venture capital deals and sales. Since 2004, he has been an independent financial consultant. Mr. Schoenbaechler has also held (management) positions at Credit Suisse, Clariden Bank, UBS, Citibank and Manufacturers Hanover Trust. Effective September 29, 2010, Mr. Schoenbaechler is no longer an officer or director of the Company.

Joe Tumbarello – Former Chief Operating Officer

Mr. Tumbarello served as the Chief Operations Officer for FNDS3000 Corp from June 2007 until July 2009. Mr. Tumbarello has extensive experience in transaction processing in the Healthcare, Merchant Acquiring and Prepaid Card issuing business. Mr. Tumbarello has over 12 years in the financial transaction industry. From November 2002 until June 2007, Mr. Tumbarello was CFO/COO of CashTechCard Systems, Inc., a division of Cash Technologies, Inc. From July 2000 until November 2002, he was CFO for Cardservice International. From February 1997 until July 2000, he was Vice President of First Data Merchant Services, a division of First Data Corp. From August 1990 until February 1997, Mr. Tumbarello was a Vice President of Showtime Networks Inc. and from November 1982 until August 1990, he was a manager at Home Box Office. He holds a BS degree from State University of NY at Plattsburg in Management-1979 and a MBA from Baruch College-1990. Effective July 15, 2010, Mr. Tumbarello is no longer an officer or director of the Company.

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

Audit Committee Expert

The Company has an Audit Committee. The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions. It oversees the audit efforts of our independent auditors and reviews their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also takes those actions it deems necessary to ensure that the accountants are independent of management. Don Headlund, who was the Company’s Chief Financial Officer from March 31, 2006 to July 18, 2008, served as the Chairman and financial expert on the Audit Committee. John Watson also served on the audit committee.

Subsequent to August 31, 2010, as part of a restructuring of management and the board of directors, both Mr. Headlund and Mr. Watson were removed from their positions with the Company. Mr. Mitchell now serves as the Chairman and financial expert on the Audit Committee.

Compensation Committee

The compensation committee reviews, approves and modifies our executive compensation programs, plans and awards provided to our directors, executive officers and key associates. The compensation committee also reviews and approves stock or stock-based incentive plans. Pierre Besuchet serves as the Chairman of the Compensation Committee. Mr. Goldsmith is also a member.

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

Executive Compensation for Fiscal 2010

The compensation earned by our executive officers for the fiscal year ended August 31, 2010 consisted primarily of base salary and long-term incentive compensation consisting of awards of stock option grants. During the fiscal year ended August 31, 2010, all US-based employees agreed to salary reductions to assist with improving cash flows.

The following table sets forth information with respect to compensation earned by our Chief Executive Officers, Chief Financial Officer and our three other most highly compensated executive officers (our “Named Executive Officers”) for the fiscal year ended August 31, 2010.

Summary Compensation Table

Name and Principal Position	Year	Base Salary ($)		Stock Award(s) ($)		Option Award(s) ($)		Bonus ($)		Other Compensation ($)		Total Compensation ($)
John Hancock (1) President and Chief Executive Officer	2010 2009		$145,505 160,769	$ $	— —	$ $	— 234,963	$ $	— —	$ $	— —	$ $	145,505 395,732

John Watson (2) Executive Vice President	2010 2009		$111,277 131,538	$ $	— —	$ $	— 176,222	$ $	— —	$ $	— —	$ $	111,277 307,760

Victoria Vaksman (3) Executive Vice President	2010 2009		$166,303 158,017	$ $	— —	$ $	57,318 —	$ $	— 41,319	$ $	— —	$ $	223,621 199,336

Joseph McGuire (4) Chief Financial Officer	2010 2009	$ $	121,767 133,750	$ $	— —	$ $	— 173,300	$ $	— —	$ $	— —	$ $	121,767 307,050

Joseph Tumbarello (5) Former Chief Operating Officer	2010 2009		$111,352 122,596	$ $	— —	$ $	— 22,196	$ $	23,708 49,039	$ $	— —	$ $	135,060 193,831

As there was no “Non-Equity Incentive Plan Compensation”, nor any “Non-qualified Deferred Compensation Earnings” in fiscal years 2010 and 2009, these columns were omitted from the above table.

(1)

Effective December 5, 2008, Mr. John Hancock joined the Company as Chief Executive Officer and Director with a base pay of $220,000. On June 29, 2009, Mr. Hancock was granted 2,000,000 common stock options with an exercise price of $0.26 per share. Under a Black-Scholes model, the main assumptions for the estimated value were a discount rate of 2.71%, an expected term of 2.5 years and a volatility rate of 78.0%. The estimated fair value of the grant is $234,963 and was recognized in its entirety as compensation expense during the quarter ended August 31, 2009. Effective September 29, 2010, Mr. Hancock is no longer employed by the Company.

(2)	Effective December 5, 2008, Mr. John Watson joined the Company as Executive Vice President and Director with a base pay of $180,000. On June 29, 2009, Mr. Watson was granted 1,500,000 common stock options with an exercise price of $0.26 per share. Under a Black-Scholes model, the main assumptions for the estimated value were a discount rate of 2.71%, an estimated term of 2.5 years and a volatility rate of 78.0%. The estimated fair value of the grant is $176,222 and was recognized in its entirety as compensation expense during the quarter ended August 31, 2009. Effective September 29, 2010, Mr. Watson is no longer employed by the Company.

(3)	On March 31, 2007, Victoria Vaksman received a term sheet for the position of EVP and Director. In the agreement, there was an initial salary level of £93,000 annually, for not less than three years, a potential bonus of 380,000 shares of the Company’s common stock, and other performance bonuses to be determined. Effective June 2008, Mrs. Vaksman’s base pay was increased to £102,458 annually, approximately $160,000. Mrs. Vaksman was also granted a cash bonus of £30,000, approximately $41,400. On July 19, 2010, Mrs. Vaksman was granted 750,000 common stock options with an exercise price of $0.20 per share. Under a Black-Scholes model, the main assumptions for the estimated value were a discount rate of 0.29%, an estimated term of 1 year and a volatility rate of 126.0%. The estimated fair value of the grant is $57,318 and was recognized in its entirety as compensation expense during the quarter ended August 31, 2010. Effective October 23, 2010, Mrs. Vaksman resigned from her position of Executive Vice President of Europe, Middle East and Africa but remains a director.

(4)	On July 25, 2008, Joseph F. McGuire was hired as the Chief Financial Officer at an initial salary of $65,000. In addition, he was granted 500,000 common stock options with an exercise price of $0.39 per share. Under a Black-Scholes model, the main assumptions for the estimated value were a discount rate of 3.3%, an estimated term of 3.25 years and a volatility rate of 85.7%. The estimated fair value of the grant is $113,741. A total of $74,022 was recognized as compensation expense during fiscal year 2009 as one-third of the options vested on October 15, 2008. On October 15, 2008, the Company entered into a three-year employment agreement with Mr. McGuire. The agreement increased his annual salary to $130,000, he received certain deferred salary funds and an annual grant of 500,000 performance-based stock options vesting on a schedule. The valuation date for this October 2008 grant of 500,000 was October 15, 2008 when the stock had a value of $0.39. With an exercise price of $0.39, under a Black-Scholes model, the main assumptions for the estimate are a discount rate of 2.73, an expected term of 2.5 years and a volatility rate of 81.9%.The estimated fair value of the grant was $101,315 and was recognized in its entirety as compensation expense during the 2009 fiscal year. On July 25, 2009, when the closing stock price was $0.28, Mr. McGuire was granted 500,000 common stock options with an exercise price of $0.28 per share. Under a Black-Scholes model, the main assumptions for the estimated value were a discount rate of 2.46%, an estimated term of 3.00 years and a volatility rate of 77.1%. The estimated fair value of the grant is $71,985. A total of $38,943 was recognized as compensation expense during fiscal year 2009 as one-half of the options vested immediately. During fiscal 2010, $75,371 was recognized as option expense. All of Mr. McGuire’s options are fully vested as of August 31, 2010.

On July 14, 2010, Joseph F. McGuire entered into a revised employment agreement, which replaced the prior agreement. The term of this agreement is for one year; however, the CEO of the Company, within his sole discretion, may extend this agreement if Mr. McGuire consents. In consideration for continuing to serve as the Chief Financial Officer, Mr. McGuire shall receive an annual salary of $130,000 and an annual bonus determined by the Board of Directors of the Company. Mr. McGuire, together with other executives and staff, has agreed to reduce his annual salary to $120,250 until the Board of Directors have determined that Company’s cash flows support the payment of salary in full. Further, the parties have agreed that the unvested portion of the stock option to acquire 1,500,000 shares of common stock previously granted to Mr. McGuire shall be accelerated so that the stock option shall now be fully vested.

If Mr. McGuire’s employment with the Company is terminated by the Company without cause at any time prior July 17, 2011, Mr. McGuire shall receive from the Company severance pay in an amount equal to the greater of (i) his then-current base compensation in effect at the time of such termination through either September 30, 2011 or (ii) twelve months from the date of notice, all unpaid benefits such as accrued vacation and all outstanding expenses and any declared but unpaid annual bonus. If Mr. McGuire’s employment with the Company is terminated by the Company by virtue of the expiration of the McGuire Agreement on July 17, 2011, Mr. McGuire shall be entitled to continue to receive from the Company the balance of his salary still owed to him in accordance with the Company’s general payroll practices as well as any declared but unpaid annual bonus

(5)	Mr. Tumbarello’s employment commenced in June 2007. On June 1, 2007, he received a term sheet for the position of Chief Operating Officer. In the agreement, the initial salary was $170,000 annually with a bonus of 200,000 restricted shares of the Company’s common stock, vesting over two years and 1,100,000 performance-based stock options with an exercise price of $0.834 vesting on a three-year schedule. On June 1, 2008, with the performance criteria having been met, the valuation date for this grant was June 1, 2008 when the stock had a value of $0.30. Under a Black-Scholes model, the main assumptions for the estimate are a discount rate of 3.15%, an expected term of 3.5 years and a volatility rate of 81.7%. The estimated fair value of the grant was $115,677. A total of $34,986 was recognized as compensation expense during the quarter ended August 31, 2008 with an additional amount of $51,772 recognized during fiscal year 2009. In May 2008, Mr. Tumbarello’s base pay was revised to $125,000 annually with a bonus paid every pay period to equate to $50,000 annually. In addition, he was granted 100,000 common stock options with an exercise price of $0.19 per share. Under a Black-Scholes model, the main assumptions for the estimated value were a discount rate of 2.84%, an estimated term of 3.5 years and a volatility rate of 79.9%. The estimated fair value of the grant is $10,218. A total of $31,474 was recognized as compensation expense during fiscal year 2010. Effective July 15, 2010, Mr. Tumbarello resigned from the Company.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	Exercise or Base Price of Option $ / Share	Grant Date Fair Value of Stock and Option Option
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John Hancock	06/29/09	—	—	—	—	—	—	2,000,000	$0.260	$234,963
John Watson	06/29/09	—	—	—	—	—	—	1,500,000	$0.260	$176,222
Joseph F. McGuire	07/25/09	—	—	—	—	—	—	500,000	$0.290	$71,985
	10/15/08	—	—	—	—	—	—	500,000	$0.390	$101,315
	07/25/08	—	—	—	—	—	—	500,000	$0.390	$113,741
Victoria Vaksman	07/19/10	—	—	—	—	—	—	750,000	$0.200	$57,318
Robert Klein	07/19/10	—	—	—	—	—	—	500,000	$0.200	$38,212
Joseph Tumbarello	05/07/08	—	—	—	—	—	—	100,000	$0.190	$10,218
	06/01/07	—	—	—	—	—	—	1,100,000	$0.834	$115,677
Michael Dodak	06/01/08	—	—	—	—	—	—	1,000,000	$0.300	$100,144
David Fann	06/01/08	—	—	—	—	—	—	1,000,000	$0.300	$100,144
Pierre Besuchet	04/25/08	—	—	—	—	—	—	1,000,000	$0.250	$87,278

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by each of our Named Executive Officers at August 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable
John Hancock	2,000,000	—	—	$0.260	06/29/14	—	—	—	—
John Watson	1,500,000	—	—	$0.260	06/29/14	—	—	—	—
Joseph F. McGuire	500,000	—	—	$0.290	07/25/14	—	—	—	—
	500,000	—	—	$0.400	10/15/13	—	—	—	—
	500,000	—	—	$0.390	07/25/13	—	—	—	—
Joseph Tumbarello	66,667	33,333	33,333	$0.190	05/07/12	—	—	—	—
	1,100,000	—	—	$0.835	06/01/12	—	—	—	—
Victoria Vaksman	750,000	—	—	$0.200	07/19/15	—	—	—	—
Robert Klein	500,000	—	—	$0.200	07/19/15	—	—	—	—

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

During the fiscal year ended August 31, 2010, no options were exercised.

Equity Compensation Plan Information

Beginning with the fiscal year ended August 31, 2007, the Board of Directors of the Company has approved several Stock Incentive Plans, which, combined, authorize the issuance of a total of 10,000,000 options to purchase shares of the Company’s common stock. Pursuant to these plans, the Company has granted a total of 9,980,159 options to purchase shares of common stock issued to its directors, officers and employees. Of the 10 million granted, 2 million options have been exercised, 1 million options expired and 375,000 have been forfeited. On September 18, 2009, the Board of Directors of the Company ratified the issuance of the outstanding and forfeited stock options to purchase 6,730,159 shares of common stock that were issued to various employees under the 2007, 2008 and 2009 Incentive Stock Plans.

Prior to the inception of the 2007 Stock Incentive Plan, 1,100,000 options were issued to an employee.

The 2010 Incentive Stock Plan is currently under review by the Compensation Committee.

The following are highlights of the Incentive Stock Plans (“Plans”):

•	designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company;

•	persons eligible to receive grants include directors, officers, employees or consultants to the Company;

•	incentive stock options (“ISO”) may only be issued to employees;

•

the total number of shares purchased or granted directly by option awards, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2007, 2008 and 2009 Plans total 10 million;

•	any expired or terminated grant becomes available for grant;

•	all or part of any award under the Plan may be subject to conditions established by the Board or the Compensation Committee (“Committee”), and set forth in the Stock Award Agreement;

•	awards may be based on Fair Market Value or other specified valuation;

•	stock awards will be made pursuant to the execution of a Stock Award Agreement;

•

a grant of a Restricted Stock Purchase Offer shall be subject to such (i) vesting contingencies related to the grantee’s continued association with the Company for a specified time and (ii) other specified conditions as the Board or Committee shall determine;

•

any ISO granted to a person who at the time of the award owns (or is deemed to own pursuant to Section 424(d) of the Code) stock possessing more than ten percent (10%) of the total combined voting power or value of all classes of stock of the Company (“Ten Percent Holder”) shall have an exercise price of no less than 110% of the Fair Market Value of the Stock as of the date of grant;

•

any ISO granted to a person who at the time the of the award is s not a Ten Percent Holder shall have an exercise price of no less than 100% of the Fair Market Value of the Stock as of the date of grant;

•	option grants become exercisable (‘vested) within five (5) years with at least twenty percent (20%) of the shares covered vesting annually;

•	no option is exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board specifically determines otherwise;

•	options are not exercisable after ten (10) years from the grant date, and no ISO granted to a Ten Percent Holder is exercisable after five (5) years from the grant date;

•	unless otherwise specified by the Board or the Committee in the resolution authorizing the option, the date of grant of an option is the date the Board or the Committee authorizes the grant;

•

when an employee terminates for any reason other than disability or death, the employee (or if the employee dies after termination, but prior to exercise, the employee’s personal representative or the person entitled to succeed to the Option) has the right to exercise the vested portions as of the termination date, in whole or in part, not less than thirty (30) days nor more than three (3) months after termination;

•

in the event of “termination for good cause” as defined in Florida case law related thereto, or by the terms of the Plans, the Option Agreement or an employment agreement, the option automatically terminates;

•	the Plans are administered by the Board, or a delegated committee;

•

in the event of a proposed dissolution or liquidation of the Company, a merger or consolidation in which the Company is not the surviving entity, or a sale of all or substantially all of the assets or capital stock of the Company (collectively, a “Reorganization”), unless otherwise provided by the Board, options are terminated immediately prior to a date determined by the Board, which will be no later than the consummation of the Reorganization;

•

in the event the surviving entity does not tender to the option holder an offer to substitute a stock option or capital stock of the surviving entity, which has substantially the same economic benefit as the unexpired option, the Board may grant the right for thirty (30) days (unless the option expires before 30 days) to exercise any unexpired options without regard to the installment provisions of Paragraph 6(d) of the Plan; provided, that any such right granted is granted to all option holders not receiving an offer to receive substitute options on a consistent basis, and provided further, that any such exercise is subject to the consummation of such Reorganization.

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

Pursuant to these plans, the Company has granted a total of 9,605,159 options to purchase shares of common stock issued to its directors, officers and employees. Of the 9.6 million granted, 2,000,000 options have been exercised and 1,000,000 have been forfeited. On September 18, 2009, the Board of Directors of the Company ratified the issuance of the outstanding and forfeited stock options to purchase 8,355,159 shares of common stock that were issued to various employees under the 2007, 2008 and 2009 Incentive Stock Plans.

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

For the fiscal year ended August 31, 2010, we compensated our directors as follows:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Warrant/ Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Raymond Goldsmith	$—	30,000	—	—	—	—	$30,000
Pierre Besuchet	$50,000	4,375	$81,896	—	—	—	$136,271
Don Headlund	$12,375	4,375	—	—	—	—	$16,750
Ernst Schoenbaechler	$—	34,375	—	—	—	$1,000	$35,375

The Company granted 100,000 shares of the Company’s common stock to Raymond Goldsmith, Chairman, to complete the 200,000 to be granted to all board members for services provided.

The Company granted 100,000 shares of the Company’s common stock to Ernst Schoenbaechler to complete the 200,000 to be granted to all board members for services provided. Mr. Schoenbaechler also received 25,000 shares for his participation on a special investment committee and $1,000 for travel expense reimbursement.

The Company granted Mr. Besuchet $50,000 and 1,000,000 warrants for his assistance with the June 2010 private placement. He was also granted 25,000 shares for his participation on a special investment committee.

Don Headlund earned cash payments of $6,188 for consulting fees and earned $6,187 for director fees and was granted 25,000 shares for his participation on a special investment committee.

Executives of the Company that also serve as directors received no compensation as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of November 29, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated with an asterisk, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Ownership
Common Stock	Raymond Goldsmith *	59,132,817	(2)	79.19%

Common Stock	Joseph F. McGuire	2,025,714	(3)	2.71%

Common Stock	Robert Klein	500,000	(4)	0.67%

Common Stock	Victoria Vaksman *	3,012,856	(5)	4.03%

Common Stock	Pierre Besuchet *	3,525,000	(6)	4.72%

Common Stock	Michele Di Mauro	200,000		0.27%

	All Executive Officers and Directors as a Group (7 persons)	68,396,387	(7)	87.56%

	The corporate office address of the executive officers and directors is: 4651 Salisbury Road, Suite 485, Jacksonville, FL 32256

Other 5% owners:	Bank Julius Baer	11,428,572	(8)	15.30%

*	Individual is party to a Voting Agreement, which became effective December 1, 2008 and was amended on July 1, 2009 to extend the term of the agreement to December 31, 2010.
(1)

Applicable percentage ownership is based on 74,673,305 shares of common stock outstanding as of November 29, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of November 29, 2010 for all stockholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of November 29,

2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 20,499,857 stock purchase warrants.
(3)	Includes 1,500,000 vested employee stock options and 262,857 stock purchase warrants.
(4)	Includes 500,000 vested employee stock options.
(5)	Includes 750,000 vested employee stock options and 491,428 stock purchase warrants.
(6)	Includes 1,600,000 stock purchase warrants.
(7)	Includes 2,750,000 vested employee stock options and 22,854,142 stock purchase warrants.
(8)	Includes 5,714,286 stock purchase warrants.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	7,705,159	$0.36	2,294,841

Total	7,705,159	$0.36	2,294,841

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as listed below, since September 1, 2010, we have not been a party to any transaction, proposed transaction, or series of transactions involving amounts in excess of $120,000, in which, to our knowledge, any of our directors, officers, any nominee for election as a director, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

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

On July 14, 2010, Joseph F. McGuire entered into an employment agreement (the “McGuire Agreement”) with FNDS3000 Corp (the “Company”). The McGuire Agreement replaced the prior employment agreement entered between the Company and Mr. McGuire dated October 15, 2008. The term of the agreement is for one year however, the CEO of the Company, within his sole discretion, may extend the McGuire Agreement if by Mr. McGuire. In consideration for continuing to serve as the Chief Financial Officer, Mr. McGuire shall receive an annual salary of $130,000 and an annual bonus determined by the Board of Directors of the Company. Mr. McGuire, together with other executives and staff, has agreed to reduce his annual salary to $120,250 until the Board of Directors have determined that Company’s cash flows support the payment of salary in full. Further, the parties have agreed that the unvested portion of the stock option to acquire 1,500,000 shares of common stock previously granted to Mr. McGuire shall be accelerated so that the stock option shall now be fully vested.

If Mr. McGuire’s employment with the Company is terminated by the Company without cause at any time prior July 17, 2011, Mr. McGuire shall receive from the Company severance pay in an amount equal to the greater of (i) his then-current base compensation in effect at the time of such termination through either September 30, 2011 or (ii) twelve months from the date of notice, all unpaid benefits such as accrued vacation and all outstanding expenses and any declared but unpaid annual bonus. If Mr. McGuire’s employment with the Company is terminated by the Company by virtue of the expiration of the McGuire Agreement on July 17, 2011, Mr. McGuire shall be entitled to continue to receive from the Company the balance of his salary still owed to him in accordance with the Company’s general payroll practices as well as any declared but unpaid annual bonus.

On August 30, 2010, the Company and Robert Klein entered into a Contract of Employment whereby Mr. Klein agreed to serve as the Chief Executive Officer, South Africa commencing September 1, 2010 through December 31, 2011. The Company agreed to pay Mr. Klein an annual salary of $200,000 as well as provide Mr. Klein with standard benefits.

Consulting Agreements

As a condition to the October 2008 Sherington Agreement closing, Michael Dodak, the former CEO, and David Fann, the former President and current Secretary and Director, agreed that their employment agreements would be converted to Consulting Agreements effective December 5, 2008 for Mr. Dodak and effective February 1, 2009 for Mr. Fann. Each agreement is for a monthly fee of $10,000. However, in conjunction with other cost-cutting measures initiated by the Company during this first quarter of fiscal 2010, and to contribute toward improving cash flow, Mr. Dodak and Mr. Fann have agreed to defer a portion of their fees through September 30, 2010. The total deferred amount as of August 31, 2010 is $109,500 and was $121,000 by the end of September 2010.

On November 2, 2010, the Company entered an Agreement and Release with Michael Dodak (the “Dodak Release”), a former director and executive officer of the Company and an existing shareholder of the Company, relating to Mr. Dodak’s contractual relationship with the Company. In accordance with the terms and conditions set forth in the Dodak Release, Mr. Dodak, in consideration for providing the Company with a full release, has agreed to accept:

•	$30,000 in cash;

•	142,857 shares of common stock of the Company to be issued on January 4, 2011;

•

shares of common stock of the Company valued at $25,000 to be issued between January 14, 2011 and February 28, 2011 with the number of shares to be calculated based on the lesser of $0.175 or the average trading price of the Company’s shares of common stock for the ten trading days prior to the date of the issuance;

•

shares of common stock of the Company valued at $25,000 to be issued between April 1, 2011 and May 16, 2011 with the number of shares to be calculated based on the lesser of $0.175 or the average trading price of the Company’s shares of common stock for the ten trading days prior to the date of the issuance; and

•

shares of common stock of the Company valued at $25,000 to be issued between July 1, 2011 and August 15, 2011 with the number of shares to be calculated based on the lesser of $0.175 or the average trading price of the Company’s shares of common stock for the ten trading days prior to the date of the issuance.

The Company is required to register the shares of common stock issued to Mr. Dodak on a Form S-8 Registration Statement within 45 days of the effective date of the Dodak Release, which is seven days after the execution of the Dodak Release.

On November 2, 2010, the Company also entered an Agreement and Release with David Fann (the “Fann Release”), a former officer and director of the Company and an existing shareholder of the Company relating to Mr. Fann’s contractual relationship with the Company. In accordance with the terms and conditions set forth in the Fann Release, Mr. Fann, in consideration of a full release, has agreed to accept:

•	$30,000 in cash; and

•	571,429 shares of common stock of the Company to be issued within five business days of a Form S-8 Registration Statement being declared effective but in no event later than December 20, 2010.

As a result of the Settlement Agreements with Messrs. Dodak and Fann, the Company will reduce the related combined liability reflected on its balance sheet of $301,000 to $260,000. The Company intends to utilize the cash savings of $241,000 in connection with other working capital purposes.

As additional consideration for the November 2009 financing, Sherington also agreed to secure the services of a consultant associated with Sherington to assist the Company in launching its mobile banking initiative. The consultant was scheduled to provide services for a period of 13 months, which commenced on October 1, 2009. The parties have valued the contribution at approximately $250,000. Sherington will pay the salary and benefits or consulting fees of this consultant, without seeking reimbursement from the Company, the timing and scope of such services to be reasonably determined from time to time by Company management. The Company recorded the additional consideration of $250,000 as prepaid service paid in common stock. A review of costs from October 1, 2009 through May 31, 2010 associated with this consultant indicated that the $250,000 would be utilized by August 31, 2010. Therefore, the Company has adjusted the allocation of expense to reflect a service period of 11 months rather than 13 months. The Company had fully recognized the $250,000 expense as of August 31, 2010.

Fee Agreement with a Director

Mr. Besuchet, a director of the Company, introduced the June 2010 Investor to the Company. Mr. Besuchet and the Company entered into a fee agreement, dated June 14, 2010, to outline their business relationship and the compensation that Mr. Besuchet was to earn in connection with the financing. Under this agreement, Mr. Besuchet received a cash referral fee of $50,000.

Convertible Debt

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

On April 8, 2010 and April 13, 2010, the Company entered into Note Purchase Agreements (the “April 2010 Agreements”) with Sherington and Dorothy Ann Hancock (“Hancock”), respectively, for the sale to each Sherington and Hancock of a convertible promissory note in the principal amount of $250,000 (the “April 2010 Notes”) and a common stock purchase warrant to acquire 1,428,572 shares of common stock (the “April 2010 Warrants”), resulting in the issuance of an aggregate of $500,000 of April 2010 Notes and April 2010 Warrants to acquire 2,857,144 shares of common stock.

We accounted for the April 2010 Agreements as convertible debt with a detachable stock warrant. The total proceeds of $500,000 have been allocated to the individual instruments based on their relative fair value as determined by management. We estimated the fair value of its convertible debt at the time of issuance using the Black-Scholes pricing model, assuming a risk-free interest rate of 1.06%, a volatility factor 125.1% and a contractual life of one year. As a result, the notes and the warrants are carried at fair values of $264,361 and $235,639, respectively, at inception. The value of the warrant was recorded as an increase to additional paid-in capital.

In June 2010, Sherington converted both the $1,000,000 and the $250,000 10% convertible promissory notes into shares of common stock of the Company. Under the terms of the Notes, Sherington converted the outstanding amounts of debt at conversion prices of $0.15 and $0.175 per share, respectively. Mrs. Hancock also converted her 10% convertible promissory note at a conversion price of $0.175. As a result of these conversions, the Company issued a total of 9,523,811 common shares in payment of the principal amount of $1,500,000 and 1,091,708 shares in payment of accrued interest of $164,927 as full and final settlement of the Notes.

Issuance of Equity for Services

On September 15, 2009, the Company issued 275,000 shares for services rendered, for a value of $48,125. Included in this issuance were 100,000 shares issued to Ernst Schoenbaechler and 100,000 shares issued to Raymond Goldsmith. These shares were issued to compensate these two board members with the requisite 200,000 shares issued to all of the Company’s board members. Additionally, 25,000 shares with a value of $4,375 were issued to each of three directors, Mr. Headlund, Mr. Besuchet and Mr. Schoenbaechler, for additional services rendered during and directly related to the July 2009 financing negotiations, the value of which is recognized as offering costs.

Pierre Besuchet, a director of the Company, held stock options to acquire 1,000,000 shares of common stock, which were issued April 30, 2008, in recognition of his efforts to introduce investors. These options expired without exercise on April 30, 2010. Mr. Besuchet introduced the June 2010 Investor, and Mr. Besuchet and the Company entered into a fee agreement, dated June 14, 2010, to outline their business relationship and the compensation that Mr. Besuchet shall earn in connection with the financing. Under this agreement, Mr. Besuchet received a cash referral fee of $50,000 and Mr. Besuchet was issued a common stock purchase warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share. The term of the warrant is for 36 months.

On July 19 2010, the Company also granted 750,000 stock options with an estimated value of $57,318, immediate vesting and an exercise price of $0.20 per share to an officer and director of the Company.

Also on July 19 2010, the Company granted 500,000 stock options with an estimated value of $38,212, immediate vesting and an exercise price of $0.20 per share to Robert Klein, a Sherington consultant whose services were part of the compensation a private placement with Sherington, Mr. Klein has been working with the Company since October 2009.

Under a Black-Scholes model, the main assumptions for these valuation estimates include a market value of $0.175 for our common stock, discount rate of 0.29% as of July 31, 2010 and a volatility rate of 126.0%.

Sales of Unregistered Common Stock

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

Several of the following transactions are more fully disclosed in Note 10 – Related Party Transactions.

In January 2009, we issued 8,000,000 units comprised of one share of the Company’s common stock at an offering price of $0.25 per unit for proceeds of $2,000,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.35 per share.

In July 2009, we issued 5,714,286 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.175 per unit for proceeds of $1,000,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.20 per share. For additional information, refer to Note 10 – Related Party Transactions.

In October 2009, we sold 3,333,333 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.15 per unit for proceeds of $500,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.175 per share.

In November 2009, we sold 7,206,667 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.15 per unit for proceeds of $1,081,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.175 per share.

Also in November 2009, we sold 1,251,428 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.175 per unit for proceeds of $219,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.175 per share.

In June 2010, we sold 5,714,286 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.175 per unit for proceeds of $1,000,000. The Company also issued a warrant to purchase 4,000,000 shares of Common Stock at $0.25 per share. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.175 per share.

Additionally, for all warrants, regardless of the Exercise Period, if at any time the average closing price for shares of the Company’s common stock on the Over-the-Counter Bulletin Board exceeds $1.00 for a period of ten (10) consecutive trading days or more, the Company has the right, upon written notice to the holder, to reduce the exercise period of the warrants to a period of ten (10) days beginning on the date of the written notice.

Other Agreements

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

Travel Expenses

We owe Sherington, a major shareholder of the Company, approximately $42,300, which represents relocation and travel-related expenses incurred by the Company as of August 31, 2010.

As of August 31, 2010, the Company has recorded a liability for approximately $36,100 for employees and members of management for reimbursement of travel expenses.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

Audit Fees. The aggregate fees billed by L.L. Bradford and Company, LLC (“Bradford”) for professional services rendered for the audit of the Company’s annual financial statements in the Company’s Annual Report on Form 10-K for the years ended August 31, 2010 and 2009 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $59,000 and $55,000, respectively. There were no unbilled fees by Bradford for professional services rendered for the audit of the Company’s annual financial statements for the years ended August 31, 2010 and 2009.

Audit Related Fees. Fees billed by Bradford to provide professional services to the Company regarding audit related fees during the fiscal years ended August 31, 2010 and 2009 were $2,848 and $3,000, respectively.

Tax Related Fees. During the fiscal years ended August 31, 2010 and 2009, Bradford billed $5,500 and $2,000, respectively, for tax related services.

All Other Fees. The Company did not engage Bradford for any other services during the fiscal years ended August 31, 2010 and 2009 other than the services described under “Audit Fees” and “Audit Related Fees.”

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation – Restated and Amended August 15, 2007 (Incorporated by reference to form 8-K filed with the SEC on August 16, 2007)

3.2	By-Laws of FNDS3000 Corp – As Amended (Incorporated by reference to form SB-2 filed with the SEC on November 8, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to form 8-K filed with the SEC on January 9, 2008)

3.4	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to form 8-K filed with the SEC on March 28, 2008)

3.5	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to form 8-K filed with the SEC on December 8, 2009)

4.1	Private Placement Subscription Agreement by and between FNDS3000 Corp and Sherington Holdings, LLC, dated October 19, 2010 (Incorporated by reference to form 8-K filed with the SEC on October 25, 2010)

4.2	Fifth Amended and Restated Warrant to Purchase Common Stock issued to Sherington Holdings, LLC, dated October 19, 2010 (Incorporated by reference to form 8-K filed with the SEC on October 25, 2010)

4.3	Form of Warrant issued on October 19, 2010 (Incorporated by reference to form 8-K filed with the SEC on October 25, 2010)

4.4	Form of Private Placement Subscription Agreement by and between FNDS3000 Corp and the October 2010 Investors, dated October 19, 2010 (Incorporated by reference to form 8-K filed with the SEC on October 25, 2010)

4.5	Sixth Amendment to the Registration Rights Agreement by and between FNDS3000 Corp and Sherington Holdings, LLC, dated October 19, 2010 (Incorporated by reference to form 8-K filed with the SEC on October 25, 2010)

4.6	Commitment Agreement by and between FNDS3000 Corp and Sherington Holdings, LLC, dated October 19, 2010 (Incorporated by reference to form 8-K filed with the SEC on October 25, 2010)

4.7	2009 Incentive Stock Plan (Incorporated by reference to the Form 10-K for the year ended August 31, 2009)

4.8

Amended Settlement/Membership Interest Purchase Agreement entered by and between FNDS3000 Corp and Victor F. Gerber and Atlas Merchant Services, Inc. dated October 20, 2009 (Incorporated by reference to form 8-K filed with the SEC on October 26, 2009)

4.9	Forbearance and Note Modification Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated November 2, 2009 (Incorporated by reference to form 8-K filed with the SEC on November 5, 2009)

4.10	Amended and Restated Note Purchase Agreement entered by and between FNDS3000 Corp and Sherington Holdings, LLC dated December 1, 2008 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 5, 2008)

4.11	Amended and Restated Secured Convertible Promissory Note issued to Sherington Holdings, LLC dated December 1, 2008 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 5, 2008)

4.12	Second Amended and Restated Secured Convertible Promissory Note issued to Sherington Holdings, LLC dated July 1, 2009 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 8, 2009.)

4.13	First Amendment to the Amended and Restated Note Purchase Agreement, dated July 1, 2009, by and between the Company and Sherington Holdings, LLC (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 8, 2009.)

4.14	Note Modification Agreement by and between the Company and Sherington Holdings, LLC dated March 11, 2010 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 14, 2010.)

4.15	Note Modification Agreement by and between the Company and Sherington Holdings, LLC dated April 8, 2010 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 14, 2010.)

4.16	Note and Warrant Purchase Agreement by and between the Company and Sherington Holdings, LLC dated April 8, 2010 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 14, 2010.)

4.17	Convertible Promissory Note issued to Sherington Holdings, LLC dated April 8, 2010 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 14, 2010.)

4.18	Warrant to Purchase Common Stock issued to Sherington Holdings, LLC dated April 8, 2010 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 14, 2010.)

10.1	Contract of Employment entered into by and between FNDS3000 Corp and Robert Klein (Incorporated by reference to form 8-K filed with the SEC on October 25, 2010)

10.2	Fee Agreement between the Company and Pierre Besuchet (Incorporated by reference to form 8-K filed with the SEC on June 22, 2010)

10.3	Employment Agreement between Joseph F. McGuire and FNDS3000 Corp dated July 14, 2010 (Incorporated by reference to form 8-K filed with the SEC on October 5, 2010)

21.1	List of Subsidiaries (filed herewith)

31.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Agreement and Release by and between FNDS3000 Corp and Mike Dodak, dated November 2, 2010 (Incorporated by reference to form 8-K filed with the SEC on November 4, 2010)

99.2	Agreement and Release by and between FNDS3000 Corp and David Fann, dated November 2, 2010 (Incorporated by reference to form 8-K filed with the SEC on November 4, 2010)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNDS3000 CORP

By:	/S/ RAYMOND L. GOLDSMITH
Raymond L. Goldsmith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 29th day of November, 2010.

Signature	Title

/S/ RAYMOND L. GOLDSMITH
Raymond L. Goldsmith	Chairman of the Board, Chief Executive Officer and President

/S/ JOSEPH F. MCGUIRE
Joseph F. McGuire	Chief Financial Officer, Chief Accounting Officer and Treasurer

/S/ VICTORIA VAKSMAN
Victoria Vaksman	Director

/S/ PIERRE BESUCHET
Pierre Besuchet	Director

/S/ MICHELE DI MAURO
Michele Di Mauro	Director

/S/ DEREK MITCHELL
Derek Mitchell	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of FNDS3000 Corp and subsidiaries

We have audited the accompanying consolidated balance sheets of FNDS3000 Corp and subsidiaries (the “Company”) as of August 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two-year period ended August 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2010 and 2009, and the results of its activities and cash flows for each of the two-year period ended August 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations since inception which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

November 24, 2010

FNDS3000 CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of August 31, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash	$367,421	$403,990
Accounts receivable	32,512	14,385
Prepaid expenses and other current assets	126,252	84,229

Total current assets	526,185	502,604

Deposits	29,701	29,199
Property and equipment, net	77,004	114,823
Software license, net	1,236,199	1,471,663

Total assets	$1,869,089	$2,118,289

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$164,032	$75,480
Accrued payroll and benefits	95,975	93,327
Other accrued liabilities	26,149	80,423
Stock price indemnity	—	111,429
Net due to related parties	203,902	144,061
Convertible note payable, related party	—	1,000,000

Total current liabilities	490,058	1,504,720

Total liabilities	490,058	1,504,720

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 150,000,000 shares authorized;
68,959,019 issued and outstanding, August 31, 2010;
40,562,786 issued and outstanding, August 31, 2009	68,959	40,563
Additional paid-in capital	17,789,805	12,524,899
Accumulated deficit	(16,479,733)	(11,951,893)

Total stockholders’ equity	1,379,031	613,569

Total liabilities and stockholders’ equity	$1,869,089	$2,118,289

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31,
	2010	2009

Revenue, net	$484,119	$88,981
Cost of revenue	293,633	67,830

Gross margin	190,486	21,151

Operating expenses:
Processing, technical and financial expense	827,902	352,777
Salaries and benefits expense	1,819,260	2,383,361
Travel expense	243,122	429,151
Professional and consultant expense	733,474	508,029
Depreciation and amortization expense	286,494	233,373
Other selling, general and administrative expense	280,705	247,030

Total operating expense from operations	4,190,957	4,153,721

Loss from operations	(4,000,471)	(4,132,570)

Other income (expense):
Interest and other income	6,447	16,429
Non-cash interest expense	(326,055)	(74,633)
Beneficial conversion expense	(166,667)	—
Other interest expense	(1,012)	(21,629)
Other income	—	6,120
Gain/(loss) from foreign currency remeasurment	(11,302)	1,383
Gain/(loss) from asset disposal	(2,349)	997

Total other income (expense) from operations	(500,938)	(71,333)

Loss from operations before income taxes	(4,501,409)	(4,203,903)
Provision for income taxes	—	—

Loss from operations	(4,501,409)	(4,203,903)

Loss from discontinued operations	—	(574,915)
Imputed interest on note payable	—	(49,287)
Stock price indemnity	(26,431)	(111,429)
Loss on sale of Atlas	—	(738,191)

Loss from discontinued operations	(26,431)	(1,473,822)

Net loss	$(4,527,840)	$(5,677,725)

Net loss per common share:
Basic and diluted loss per share:
Loss from continuing operations	$(0.10)	$(0.13)
Loss from discontinued operations	(0.00)	(0.04)

Net loss	$(0.10)	$(0.17)

Weighted average common shares:
Basic and diluted	47,314,185	33,390,910

The accompanying notes are an integral part of these consolidated financial statements.

FUNDS3000 CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,527,840)	$(5,677,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286,494	233,373
Depreciation and amortization - discontinued operations	—	305,963
Loss on sale of Atlas	—	738,193
Non-cash equity-based compensation	518,950	846,821
Loss on asset disposal	2,349	997
Imputed interest on note payable - discontinued operations	—	49,287
Accretion of non-cash beneficial conversion feature on convertible note payable - related party	166,667	—
Currency remeasurement adjustment	—	(887)
Accretion of discount on convertible notes payable - related parties, with warrants	235,639	—
Bad debt expense	18,062	—
Non-cash interest expense	164,927	—
Stock price indemnity expense	26,431	111,429
Change in operating assets and liabilities:
Accounts receivable	(36,189)	(14,385)
Due from related party	—	34,828
Prepaid expenses and other assets	(42,525)	(58,121)
Accounts payable and other accrued liabilities	34,278	81,478
Accrued payroll and benefits	2,648	(45,645)
Stock price indemnity liability	(137,860)	—
Due to related parties, net	59,841	141,330
Net cash flows from discontinued operations	—	1,891

Net cash used in operating activities	(3,228,128)	(3,251,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,560)	(128,942)
Proceeds from sale of equipment	—	59,062
Purchase of software license	—	(50,825)

Net cash used in investing activities	(15,560)	(120,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	2,800,000	3,008,791
Offering costs	(92,882)	—
Borrowings on notes payable - related parties	500,000	1,000,000
Principal payments on note payable	—	(550,000)

Net cash provided by financing activities	3,207,118	3,458,791

Net decrease in cash	(36,571)	86,913

Cash at beginning of year	403,990	317,077

CASH AT END OF PERIOD	$367,419	$403,990

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$1,012	$33,296

Cash paid for income taxes	$—	$—

Disposal of assets - discontinued operations
Purchase price of asset	$—	$2,083,599
Atlas operational losses as of May 14, 2009	—	(905,954)
Elimination of present value of initial purchase loan payable to Atlas, Inc.	—	(723,549)
Elimination inter-company balance due from Atlas LLC to the Company	—	284,095

Total loss on sale of Atlas LLC	$—	$738,191

Purchase of software license	$—	$50,825
Less cash paid	—	(800,825)

Note payable assumed in purchase of software license	$—	$(750,000)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Consulting services provided as additional consideration for shares issued	$250,000	$—

Beneficial conversion feature on convertible note payable - related party	$166,667	$—

Discount on convertible notes payable - related parties, with warrants	$235,639	$—

Issuance of common stock for accrued services	$—	$39,577

Conversion of convertible notes payable principal and accrued interest	$1,664,927	$74,511

The accompanying notes are an integral part of these consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Prepaid Stock	Common Stock Payable	Accumulated Deficit	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount
Balances, August 31, 2008	26,007,562	26,008	8,683,843	—	—	(6,274,168)	2,435,683

Issuance of common stock for cash:
At $0.25 per share	8,000,000	8,000	1,992,000	—	—	—	2,000,000
At $0.175 per share, net of offering costs of $8,051	5,714,286	5,714	986,235	—	—	—	991,949
At $0.35 per share	52,630	53	16,789	—	—	—	16,842

Cashless exercise of stock options	380,000	380	(380)	—	—	—	—

Issuance of stock for services:
At $0.50 per share	150,000	150	74,850	—	—	—	75,000
At $0.25 per share	258,308	258	64,319	—	—	—	64,577

Recognition of vested stock option expense for services:
At $0.835 per share	—	—	51,772	—	—	—	51,772
At $0.745 per share	—	—	3,761	—	—	—	3,761
At $0.45 per share	—	—	2,309	—	—	—	2,309
At $0.44 per share	—	—	6,737	—	—	—	6,737
At $0.40 per share	—	—	3,610	—	—	—	3,610
At $0.39 per share	—	—	175,337	—	—	—	175,337
At $0.30 per share	—	—	4,132	—	—	—	4,132
At $0.28 per share	—	—	37,593	—	—	—	37,593
At $0.26 per share	—	—	411,185	—	—	—	411,185
At $0.25 per share	—	—	6,267	—	—	—	6,267
At $0.19 per share	—	—	4,541	—	—	—	4,541

Net loss	—	—	—	—	—	(5,677,725)	(5,677,725)

Balances, August 31, 2009	40,562,786	$40,563	$12,524,899	$—	$—	$(11,951,893)	$613,569

Issuance of common stock for cash:
At $0.175 per share	1,251,428	1,251	217,749	—	—	—	219,000
At $0.15 per share, net of offering costs of $42,882	10,540,000	10,540	1,527,578	—	—	—	1,538,118
At $0.175 per share, net of offering costs of $50,000	5,714,286	5,714	944,286	—	—	—	950,000

Consulting services provided as additional consideration for shares issued	—	—	250,000	—	—	—	250,000

Issuance of stock for services at $0.175 per share	275,000	275	47,850	—	—	—	48,125

Beneficial conversion on 6,666,667 shares at $0.025	—	—	166,667			—	166,667

Discount on note payable	—	—	235,639			—	235,639

Conversion of $1 million note payable and interest at $0.15 per share	7,711,553	7,712	1,149,021	—	—	—	1,156,733

Conversion of $500,000 notes payable and interest at $0.175 per share	2,903,966	2,904	505,290	—	—	—	508,194

Recognition of vested stock option expense for services:
At $0.835 per share	—	—	28,415	—	—	—	28,415
At $0.745 per share	—	—	1,504	—	—	—	1,504
At $0.45 per share	—	—	2,728	—	—	—	2,728
At $0.44 per share	—	—	7,962	—	—	—	7,962
At $0.40 per share	—	—	6,257	—	—	—	6,257
At $0.39 per share	—	—	41,069	—	—	—	41,069
At $0.28 per share	—	—	34,302	—	—	—	34,302
At $0.20 per share	—	—	95,530	—	—	—	95,530
At $0.19 per share	—	—	3,059	—	—	—	3,059

Net loss	—	—	—	—	—	(4,527,840)	(4,527,840)

Balances, August 31, 2010	68,959,019	$68,959	$17,789,805	$—	$—	$(16,479,733)	$1,379,032

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

Note 2 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception and has negative equity.

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

Note 3 – Going Concern

Our financial statements are prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of August 31, 2010, we have working capital of $36,127 but we have also incurred losses in excess of $16,000,000 since our inception. Our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through privately placed equity financings, and we expect to continue to seek additional funding through private or public equity and debt financings. However, due to the current economic environment and the Company's current financial condition, there can be no assurance that our plans will materialize and/or that we will be successful in funding our estimated cash shortfalls through additional debt or equity capital. Additionally, we expect, but cannot provide assurance that operating revenue from the sales of our products and other related revenues will continue to increase.

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

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation/Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception and has a negative equity. These conditions raise doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty nor do they include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FNDS3000 Corp and its wholly owned subsidiaries: FndsTech Corp. SA. (Pty) Ltd., Atlas Merchant Services, LLC (includes activity through the sale date of May 14, 2009), and Transaction Data Management, Inc., which is inactive. Significant inter-company accounts and transactions are eliminated in consolidation.

Reclassifications

Certain items in the fiscal year ended August 31, 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Of particular note, for improved comparison of card- and transaction-related cost to revenue, certain non-transactional costs are now presented as “Processing, Technical and Financial Expense” and are included in Operating Expense rather than as Cost of Revenue. Due to this adjustment, the gross profit for the fiscal year ended August 31, 2009 was $21,151, an increase of $135,668.

These adjustments did not have an impact on the Company's consolidated net loss for any period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenue and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. In particular, the depreciation and amortization as well as the determination and valuation of stock option grants are significant estimates. Estimates that are critical to the accompanying financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses in our receivable portfolio, and that all long-lived assets are recoverable.

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

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Included in the Company’s cash on hand, and pursuant to the Company’s agreement with Mercantile Bank Ltd., our sponsor bank, is approximately $35,000 of restricted cash in a money market account held at Mercantile Bank.

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

Revenue derived from electronic processing of the prepaid card transactions are recognized immediately as revenue and are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations such as MasterCard™ (“MasterCard”). Our receivables arise from the initial sale of the plastic card and the security tokens, which are invoiced with net 30-day terms.

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

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Company has no Allowance for Doubtful Accounts as of August 31, 2010 and 2009.

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

Intangible Assets and Impairment

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. Intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists.

We have a capitalized intangible asset with an indefinite life, which is the software license from World Processing, Ltd., the parent company of Global Cash Card (“GCC”), and associated fees relative to its modification to meet our needs. In recognition of the right to receive future cash flows related to transactions of the asset, we will amortize this value over seven years, as it is anticipated that the software would continue to grow with our needs.

The Company periodically reviews intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any. If an asset is deemed impaired, the impairment loss is recognized in current earnings.

No impairment loss was recognized for the GCC software license for the years ended August 31, 2010 and 2009.

Purchased and Developed Software

Purchased and developed software includes the costs to purchase third-party software and to develop internal-use software for sale. The Company follows the guidance in Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” for capitalizing software projects.

Off-the-shelf software costs are amortized over the expected economic life of the product, generally three years.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 47,314,185 and 33,390,910 for the years ended August 31, 2010 and 2009, respectively. All potential diluted shares have been excluded from the calculation of diluted earnings/(loss) per share as the effect of conversion is anti-dilutive.

Equity-Based Compensation

The Company has share-based compensation plans, which are described more fully herein under NOTE 11- Incentive Stock Plans.

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

SEC Staff Accounting Bulletin No. 110, “Share Based Payment,” allows companies to continue to use the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the simplified method is allowed and has determined that utilizing the simplified method for stock options granted is appropriate. However, for stock options that are fully vested upon grant, the Company uses an expected term of one year to calculate the expense.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recognized in the current period.

Derivative Financial Instruments

We have adopted certain disclosure requirements under FASB Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” which requires that objectives for using derivative financial instruments be disclosed in terms of the underlying risk and accounting designation. Additionally, ASC 815 requires that the fair value of derivative financial instruments and their gains and losses be presented in tabular format in order to present a more complete picture of the effects of using derivative financial instruments. ASC 815 establishes accounting and

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

Our use of a derivative instrument was limited to a guarantee included in the Settlement/Membership Interest Purchase Agreement of May 14, 2009, wherein the Company sold Atlas Merchant Services LLC back to its former owner. As part of the agreement, the Company supported a guarantee made by Mr. Gerber to one shareholder with respect to the Company’s stock performance. During fiscal year 2010, the Company incurred an additional expense of $26,431 related to this guarantee. The total amount of $137,860 was paid to Mr. Gerber in January, 2010.

We had no derivative financial instruments as of August 31, 2010.

	Liability Derivative
	August 31, 2010 Balance Sheet Location	Fair Value	August 31, 2009 Balance Sheet Location	Fair Value
Stock price indemnity	Not applicable	$—	Other accrued expenses	$111,429
Total		$—		$111,429

Foreign Currency Transactions, Translation and Remeasurement

The financial position and results of operations of the FNDS3000 South Africa operations are measured using the parent’s currency, the U.S. dollar, as the functional currency; however, the original books and records are maintained in the South African Rand. Therefore, exchange rate gains and losses are considered to be “transaction” gains and losses.

Transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are generally included in determining net income for the period in which exchange rates change unless the transaction hedges a foreign currency commitment or a net investment in a foreign entity. Inter-company transactions of a long-term investment nature are considered part of a parent's net investment and hence do not give rise to gains or losses. Assets and liabilities of these operations are translated at the exchange rate in effect at the end of the reporting period. Income statement accounts, with the exception of amortized assets or liabilities, are translated at the average exchange rate during the year.

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

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company will record net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance will be established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

For the period from January 24, 2006 (inception) to August 31, 2010, the Company incurred net operating losses in an amount exceeding the net income. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset. At August 31, 2010, the Company had in excess of $6,000,000 of federal and state net operating losses (“NOL”) allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2024.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception.

Note 5 – Recently Issued Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU”) No. 2010-22 regarding “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” This ASU amends various SEC paragraphs based on external comments received and the issuance of FASB’s Staff Accounting Bulletin (“SAB”) 112, which amends or rescinds portions of certain SAB topics.

In August 2010, the FASB issued ASU No. 2010-21 regarding “Accounting for Technical Amendments to Various SEC Rules and Schedules.” This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30–Receivable–Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” The amendments in this update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13 regarding the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification™ Topic 718, “Compensation—Stock Compensation,” provides guidance

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance or service condition is required to be classified as a liability. Under Topic 718, awards of equity share options granted to an employee of an entity’s foreign operation that provide a fixed exercise price denominated in (1) the foreign operation’s functional currency or (2) the currency in which the employee’s pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, GAAP does not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance or service condition. Diversity in practice has developed on the interpretation of whether such an award should be classified as a liability when the exercise price is not denominated in either the foreign operation’s functional currency or the currency in which the employee’s pay is denominated. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

In September 2009, the FASB issued ASU No. 2009-12 – “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).” This ASU permits use of a practical method or measure, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

Note 6 – Accounts Receivable

The Company has accounts receivable from distributors and customers for sales of security tokens, blank cards and other miscellaneous transactions.

There was no allowance for doubtful accounts as of August 31, 2010 or 2009.

Note 7 – Property and Equipment

Property and equipment consisted of the following as of August 31, 2010, and 2009:

	August 31, 2010	August 31, 2009
Category
Computer equipment	$88,159	$82,055
Software	57,834	55,924
Furniture	9,211	9,377
Other equipment	4,117	4,117
Leasehold improvement	16,680	16,680

	176,001	168,153
Less accumulated depreciation	(98,997)	(53,330)

Fixed assets, net	$77,004	$114,823

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During the fiscal years ended August 31, 2010 and 2009, the Company recognized depreciation expense of $51,030 and $56,773, respectively.

Note 8 – Intangible Assets

The Company’s intangible asset as of August 31, 2010 is as follows:

Intangible Asset	Estimated Useful Life (Years)	Cost	Accumulated Amortization / Impairment	Net Value
Software license	7	$1,648,263	$412,064	$1,236,199

The Company’s intangible asset as of August 31, 2009 was as follows:

Intangible Asset	Estimated Useful Life (Years)	Cost	Accumulated Amortization / Impairment	Net Value
Software license	7	$1,648,263	$176,600	$1,471,663

As we began generating revenue in December 2008, we also began amortizing the license over its expected life of seven (7) years. Amortization expense recognized for the fiscal years ended August 31, 2010 and 2009 related to the GCC software license was $235,464 and $176,600, respectively. Estimated amortization expense for the license for the next five years is as follows:

Year Ending August 31,	Amount
2011	$235,464
2012	235,464
2013	235,464
2014	235,464
2015	235,464

Thereafter	58,879

Note 9 – Deposits

The Company has various non-current deposits held by third parties for security deposits on our offices and certain utilities.

Note 10 – Related Party Transactions

Employment Agreements

The Company has employment agreements with Joseph McGuire, the Chief Financial Officer, and Robert Klein, Chief Executive Officer–South Africa. For additional information, refer to Note 13 – Commitments and Contingencies.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Consulting Expenses

As a condition to the October 2008 Sherington Agreement closing, Michael Dodak, a former CEO, and David Fann, a former President, Secretary and Director, agreed that their employment agreements would be converted to Consulting Agreements. For additional information, refer to Note 13 – Commitments and Contingencies.

As of October 1, 2009, Sherington provided the services of a consultant associated with Sherington to assist the Company in launching its mobile banking initiative. For additional information, refer to Note 14 – Equity Transactions.

Fee Agreement with a Director

Mr. Besuchet, a director of the Company, introduced the June 2010 Investor to the Company. Mr. Besuchet and the Company entered into a fee agreement, dated June 14, 2010, to outline their business relationship and the compensation that Mr. Besuchet was to earn in connection with the financing. Under this agreement, Mr. Besuchet received a cash referral fee of $50,000.

Convertible Debt

On October 29, 2008, we entered into and was obligated on the Original Agreement with Sherington for the “October 2008 Note” in the principal amount of $320,000. The interest on the October 2008 Note was 10%; the Note, originally matured December 31, 2008 and was convertible into the Company’s common stock, at Sherington’s option, at a conversion price of $0.25 per share. In the event that the Company issued securities at a price below the conversion price, the conversion price would be reduced by a weighted average.

Until the sale of Atlas on May 14, 2009, the Company’s obligations under the October 2008 Note were secured by all the assets of and the membership interest in Atlas LLC held by the Company. As a provision of the sale of Atlas, Sherington released its lien on both the Atlas assets and the membership interest in Atlas.

On December 1, 2008, we entered into the “Amended Agreement” with Sherington, which amended the Original October 2008 Note. The Amended Agreement increased the principal amount from $320,000 to $1,000,000. On December 1, 2008, the Company issued the “December 2008 Note” and the October 2008 Note was canceled. Pursuant to the Amended Agreement and the December 2008 Note, Sherington provided an additional $680,000 in funding on December 1, 2008, resulting in total funding of $1,000,000.

On January 6, 2009, the Company and Sherington entered into a Registration Rights Agreement pursuant to which the Company provided Sherington with the right to demand the filing of two registration statements registering the shares of common stock underlying the Warrants and the shares of common stock issuable upon conversion of the Secured Convertible Promissory Note in the principal amount of $1,000,000 previously purchased by Sherington.

In June 2009, contemporaneously with the execution and delivery of the Sherington June 2009 Purchase Agreement, the Company and Sherington entered into Amendment No. 1 to the Registration Rights Agreement (the “Amended Registration Rights Amendment”). Pursuant to the Amended Registration Rights Agreement, the Company expanded the definition of Shares (as defined in the Amended Registration Rights Agreement) to include, among other things, the Sherington Purchased Shares and the shares issuable upon exercise of the Sherington New Warrant.

Furthermore, the Company and Sherington and certain other holders of shares of the Company’s common stock entered into Amendment No. 1 to the Voting Agreement (the “Amended Voting Agreement”). Pursuant to the Amended Voting Agreement, the parties extended the term of the Voting Agreement to December 31, 2010.

On July 1, 2009, the Company entered into the First Amendment to the Amended and Restated Note Purchase Agreement (the “First Amended Agreement”) with Sherington, which amended the Amended and Restated Note Purchase Agreement entered by and between the Company and Sherington on December 1, 2008 (the “Amended Agreement”). The Amended Agreement provided for a decrease in the minimum number of card sales required to be sold in South Africa from 150,000 prior to July 31, 2009 to 100,000 on or prior to September 30, 2009. In

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

connection with the First Amended Agreement, on July 1, 2009, the Company (i) issued a Second Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,000,000 (the “July 2009 Note”) and (ii) issued that certain Second Amended and Restated Warrant to Purchase Common Stock (the “July 2009 Warrant”).

The July 2009 Note’s interest rate was 10% and the Note matured on the earliest of the close of business on December 31, 2009 or upon or after the occurrence of an event of default (as defined in the July 2009 Note). The July 2009 Note was convertible into the Company’s common stock, at Sherington’s option, at an initial conversion price of $0.175 per share. The conversion price of the July 2009 Note was subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

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

As the Company had not achieved the Target resulting in a default under the July 2009 Note, the Company and Sherington entered into the Forbearance and Note Modification Agreement (the “Forbearance Agreement”), dated November 2, 2009, pursuant to which Sherington agreed to temporarily forbear from exercising its rights and remedies with respect to the default until January 31, 2010. If the Company satisfied the Target prior to January 31, 2010, then the default would be waived.

Further, pursuant to the Forbearance Agreement, the July 2009 Note was amended to extend the maturity date to the earliest of the close of business on February 28, 2010 or upon or after the occurrence of an event of default (as defined in the July 2009 Note) and the conversion price was reduced to $0.15 per share.

Also in conjunction with the July private placement, the Company issued the Second Amended and Restated Warrant to Purchase Common Stock dated November 2, 2009 (the “Restated November 2009 Warrant”), which replaced the July 2009 Note. The Restated November 2009 Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 19,963,263 shares of common stock of the Company at a price equal to $0.35 per share through December 31, 2013. Notwithstanding the foregoing, the Restated November 2009 Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company of approximately 57% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the Restated November 2009 Warrant).

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

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Also in conjunction with the November private placement, the Company issued Sherington the Third Amended and Restated Warrant to Purchase Common Stock, which will maintain Sherington percentage of approximately 57%. The exercise price of the Restated November 2009 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

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

We accounted for this transaction as the issuance of convertible debt and a detachable stock warrant. The total proceeds of $500,000 have been allocated to these individual instruments based on their relative fair value as determined by management. We estimated the fair value of its convertible debt at the time of issuance using the Black-Scholes pricing model, assuming a risk-free interest rate of 1.06%, a volatility factor 125.1% and a contractual life of one year. As a result, the notes and the warrants are carried at fair values of $264,361 and $235,639, respectively, at inception. The value of the warrant was recorded as an increase to additional paid-in capital. The total discount on the notes of $235,639 was amortized as of August 31, 2010.

In June 2010, Sherington converted both the $1,000,000 and the $250,000 10% convertible promissory notes into shares of common stock of the Company. Under the terms of the Notes, Sherington converted the outstanding amounts of debt at conversion prices of $0.15 and $0.175 per share, respectively. Mrs. Hancock also converted her 10% convertible promissory note at a conversion price of $0.175. As a result of these conversions, the Company issued a total of 9,523,811 common shares in payment of the principal amount of $1,500,000 and 1,091,708 shares in payment of accrued interest of $164,927 as full and final settlement of the Notes.

Additionally, Sherington was issued a Fourth Amended and Restated Warrant (the “Fourth Warrant”); amending the number of shares that Sherington is entitled to from 19,963,263 shares to 12,412,427 shares, and recognizing a decreased interest in the Company from 57.08% to 49.98%. The Fourth Warrant provides that Sherington is entitled to purchase a total of 12,412,427 shares at a price equal to $0.175 per share through December 31, 2013. Notwithstanding the foregoing, the Fourth Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company of approximately 49.98% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to the investor and the 1,000,000 warrants issued to Mr. Besuchet as part of this financing. The exercise price of the Fourth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Issuance of Common Stock for Services

On September 12, 2008, the Company entered into a three-month consulting arrangement with a company for investor awareness and other services and issued 150,000 shares of common stock as consideration, for a value of $75,000. Of this value, $62,500 has been recognized as expense. The remaining amount of $12,500, which was accounted for as Prepaid Services, was subsequently expensed in December 2008 upon completion of the services.

On February 9, 2009, the Company issued 100,000 shares of stock to the new Chairman of the Board and incurred $25,000 of equity-based compensation expense.

On February 27, 2009, Mike Dodak received 84,363 and David Fann received 73,945 shares of stock in lieu of payment for accrued vacation of $21,006 and $18,486, respectively.

On September 15, 2009, the Company issued 275,000 shares for services rendered, for a value of $48,125. Included in this issuance were 100,000 shares issued to Ernst Schoenbaechler and 100,000 shares issued to Raymond Goldsmith. These shares were issued to compensate these two board members with the requisite 200,000 shares issued to all of the Company’s board members. Additionally, 25,000 shares with a value of $4,375 were issued to each of three directors, Mr. Headlund, Mr. Besuchet and Mr. Schoenbaechler, for additional services rendered during and directly related to the July 2009 financing negotiations, the value of which is recognized as offering costs.

Issuance of Stock Options and Warrants for Services

Pierre Besuchet, a director of the Company, held stock options to acquire 1,000,000 shares of common stock, which were issued April 30, 2008, in recognition of his efforts to introduce investors. These options expired without exercise on April 30, 2010. In June 2010, Mr. Besuchet was issued a common stock purchase warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share. The term of the warrant is for 36 months.

On July 19 2010, the Company also granted 750,000 stock options with an estimated value of $57,318, immediate vesting and an exercise price of $0.20 per share to an officer and director of the Company.

Also on July 19 2010, the Company granted 500,000 stock options with an estimated value of $38,212, immediate vesting and an exercise price of $0.20 per share to Robert Klein, a Sherington consultant whose services were part of the compensation a private placement with Sherington, Mr. Klein has been consulting with the Company since October 2009 and he became an employee as of September 1, 2010.

The details of these transactions are more fully described on Note 14 – Equity Transactions.

Sales of Unregistered Common Stock

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

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

As noted above, the Company was required to raise $300,000 through the sale of its common stock at a purchase price of $0.175 per share. The Company entered into securities purchase agreements with accredited investors (the “November 2009 Additional Investors”), including certain officers and consultants of the Company, wherein the Company sold 1,714,286 shares of the Company’s common stock and warrants to purchase 1,714,286 shares of common stock for gross proceeds of $219,000.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

On June 16, 2010, to obtain funding for the further development of the business, the Company closed a subscription agreement (the “June 2010 Agreement”) with one accredited investor (the “June 2010 Investor”). For gross proceeds of $1,000,000, 5,714,286 shares (the “Purchased Shares”) of the Company’s common stock with a purchase price of $0.175 per share were purchased. The purchase includes a warrant to purchase 5,714,286 shares of common stock exercisable at $0.175 per share; and a second warrant to purchase 4,000,000 shares of Common Stock at $0.25 per share (the “June 2010 Warrants”).

The June 2010 Warrants are exercisable for two years from the date of issuance (the “Exercise Period”). Notwithstanding the Exercise Period, if at any time the average closing price for shares of the Company’s Common Stock on the Over-the-Counter Bulletin Board exceeds $1.00 for a period of ten (10) consecutive trading days or more, the Company shall have the right, upon written notice to the holder, to reduce the exercise period of the June 2010 Warrant to a period of ten (10) days beginning on the date of the written notice. The exercise price of the June 2010 Warrant is subject to customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

Travel Expenses

As of August 31, 2010, we owe Sherington, a major shareholder of the Company, approximately $42,300, which represents relocation and travel-related expenses incurred by the Company. Additionally, the Company has recorded a liability for approximately $22,531 for employees and members of management for reimbursement of expenses.

As of August 31, 2009, we owed Sherington approximately $136,700, which represents relocation and travel-related expenses incurred by the Company. Additionally, the Company has recorded a liability for approximately $6,500 for employees and members of management for reimbursement of expenses.

Accrued Salary

As of August 31, 2010, we owed $13,600 for accrued salary expense.

Note 11 – Incentive Stock Plans

Beginning with the fiscal year ended August 31, 2007, the Board of Directors of the Company has approved several Stock Incentive Plans, which, combined, authorize the issuance of a total of 10,000,000 options to purchase shares of the Company’s common stock. Pursuant to these plans, the Company has granted a total of 9,980,159 options to purchase shares of common stock issued to its directors, officers and employees. Of the 10 million granted, 2 million options have been exercised, 1 million options expired and 375,000 have been forfeited. On September 18, 2009, the Board of Directors of the Company ratified the issuance of the outstanding and forfeited stock options to purchase 6,730,159 shares of common stock that were issued to various employees under the 2007, 2008 and 2009 Incentive Stock Plans.

Prior to the inception of the 2007 Stock Incentive Plan, 1,100,000 options were issued to an employee.

The 2010 Incentive Stock Plan is currently under review by the Compensation Committee.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following are highlights of the Incentive Stock Plans (“Plans”):

designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company;

•	persons eligible to receive grants include directors, officers, employees or consultants to the Company;

•	incentive stock options (“ISO”) may only be issued to employees;

•

the total number of shares purchased or granted directly by option awards, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2007, 2008 and 2009 Plans total 10 million;

•	any expired or terminated grant becomes available for grant;

•	all or part of any award under the Plan may be subject to conditions established by the Board or the Compensation Committee (“Committee”), and set forth in the Stock Award Agreement;

•	awards may be based on Fair Market Value or other specified valuation;

•	stock awards will be made pursuant to the execution of a Stock Award Agreement;

•

a grant of a Restricted Stock Purchase Offer shall be subject to such (i) vesting contingencies related to the grantee’s continued association with the Company for a specified time and (ii) other specified conditions as the Board or Committee shall determine;

•

any ISO granted to a person who at the time of the award owns (or is deemed to own pursuant to Section 424(d) of the Code) stock possessing more than ten percent (10%) of the total combined voting power or value of all classes of stock of the Company (“Ten Percent Holder”) shall have an exercise price of no less than 110% of the Fair Market Value of the Stock as of the date of grant;

•

any ISO granted to a person who at the time the of the award is s not a Ten Percent Holder shall have an exercise price of no less than 100% of the Fair Market Value of the Stock as of the date of grant;

•	option grants become exercisable (‘vested) within five (5) years with at least twenty percent (20%) of the shares covered vesting annually;

•	no option is exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board specifically determines otherwise;

•	options are not exercisable after ten (10) years from the grant date, and no ISO granted to a Ten Percent Holder is exercisable after five (5) years from the grant date;

•	unless otherwise specified by the Board or the Committee in the resolution authorizing the option, the date of grant of an option is the date the Board or the Committee authorizes the grant;

•

when an employee terminates for any reason other than disability or death, the employee (or if the employee dies after termination, but prior to exercise, the employee’s personal representative or the person entitled to succeed to the Option) has the right to exercise the vested portions as of the termination date, in whole or in part, not less than thirty (30) days nor more than three (3) months after termination;

•

in the event of “termination for good cause” as defined in Florida case law related thereto, or by the terms of the Plans, the Option Agreement or an employment agreement, the option automatically terminates;

•	the Plans are administered by the Board, or a delegated committee;

•

in the event of a proposed dissolution or liquidation of the Company, a merger or consolidation in which the Company is not the surviving entity, or a sale of all or substantially all of the assets or capital stock of the Company (collectively, a “Reorganization”), unless otherwise provided by the Board, options are terminated immediately prior to a date determined by the Board, which will be no later than the consummation of the Reorganization;

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•

in the event the surviving entity does not tender to the option holder an offer to substitute a stock option or capital stock of the surviving entity, which has substantially the same economic benefit as the unexpired option, the Board may grant the right for thirty (30) days (unless the option expires before 30 days) to exercise any unexpired options without regard to the installment provisions of Paragraph 6(d) of the Plan; provided, that any such right granted is granted to all option holders not receiving an offer to receive substitute options on a consistent basis, and provided further, that any such exercise is subject to the consummation of such Reorganization.

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

Pursuant to these plans, the Company has granted a total of 9,605,159 options to purchase shares of common stock issued to its directors, officers and employees. Of the 9.6 million granted, 2,000,000 options have been exercised and 1,000,000 have been forfeited. On September 18, 2009, the Board of Directors of the Company ratified the issuance of the outstanding and forfeited stock options to purchase 8,355,159 shares of common stock that were issued to various employees under the 2007, 2008 and 2009 Incentive Stock Plans.

On July 19 2010, the Company granted a total of 1,250,000 options to two officers of the Company. These transactions are more fully detailed in Note 14 – Equity Transactions. a volatility rate of 126.0%.

During the fiscal years ended August 31, 2010 and 2009, the Company recognized $220,827 and $707,244, respectively, equity-based compensation expense due to vested options.

The unamortized expense as of August 31, 2010, was approximately $20,604.

During the fiscal year ended August 31, 2010, 1 million options expired and no options were exercised.

As of August 31, 2010, the Company has 7,705,159 outstanding options as detailed below:

Stock options outstanding are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, August 31, 2007	1,100,000	$0.835	1.75	$1,100
Granted	4,020,000	$0.335	2.83	$4,020
Exercised	—	—	—	—
Canceled	—	—	—	—
Forfeited	(375,000)	$0.660	—	$—

Balance, August 31, 2008	4,745,000	$0.425	2.15	$4,745
Granted	4,710,159	$0.297	3.73	$4,710
Exercised	(2,000,000)	$0.300	—	—
Canceled	—	—	—	—
Forfeited	—	—	—	—

Balance, August 31, 2009	7,455,159	$0.378	3.31	$7,455

Granted	1,250,000	$0.200	4.88	$1,250
Exercised	—	—	—	—
Canceled	—	—	—	—
Forfeited	(1,000,000)	$0.250	—	—

Balance, August 31, 2010	7,705,159	$0.360	3.56	$8,705

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

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008	2007
Risk-free interest rate	.28%	1.2% to 2.8%	2.5% to 3.3%	2.84%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Historical volatility of our common stock	126.0%	77.1 to 119.5%	81.3 to 85.7%	79.9%
Expected life of the option in years	1	1 to 3.0	1 to 3.5	3.5

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

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During the year ended August 31, 2010, 1 million options expired and no options were exercised.

Note 12 – Retirement Benefit Plans

Employees of FNDS3000 Corp are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “401(k) Plan”) that covers all full-time employees who meet certain age and service requirements. Employees may contribute up to 20% of their annual gross pay through salary deferrals. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. During the fiscal years ended August 31, 2010 and 2009, contributions made by the Company to the 401(k) Plan were $4,640 and $11,740, respectively.

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

Note 13 – Commitments and Contingencies

Leases

The Company has the following lease arrangements:

•

The Company paid a deposit of $5,770 and signed a lease agreement for its Jacksonville Florida office on an 18-month basis starting August 1, 2009 and continuing through December 31, 2010. The monthly lease amount, net of a 50% discount from August 2009 through January 31, 2010, is $1,290. Effective February 1, 2010, the discount expired and the lease amount increased to approximately $2,600. Prior to this lease, the Company was paying $4,721 monthly for its office lease. The Company has recognized $25,858 for lease and lease-related expense for the corporate office during fiscal 2010.

•

The Company’s South Africa operations paid a deposit of approximately $17,500 and signed a five-year lease agreement starting April 1, 2009 and continuing through March 31, 2014. The current monthly lease amount (adjusted for utilities) is approximately $4,000, subject to the foreign exchange rate. The Company has recognized $74,827 for lease and utilities expense during fiscal 2010.

•

The Company’s South Africa operations also entered into a three-year lease, effective October 2008, for its dedicated data hosting solution, which is located in a fully secured data center. The monthly cost of the lease is approximately $11,750, subject to the foreign exchange rate. The Company has recognized $140 297 for lease expense for the hosting facilities during fiscal 2010.

Our approximate lease obligations under the current leases are as follows:

Fiscal 2011	$133,500
Fiscal 2012	100,900
Fiscal 2013	94,500
Fiscal 2014	49,300

Total	$378,200

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Royalties

As part of the GCC Software License Agreement, royalties are to be paid at varying rates as various threshold quantities of transactions are achieved. These thresholds are to be considered in the aggregate with respect to all financial transactions that utilize the GCC software and will not be deemed an annual threshold or a threshold calculated on a per location basis. Accordingly, once royalties of $20,000 have been paid on the first million financial transactions, the Company will pay royalties of $60,000 for the next four million financial transactions; $50,000 for the next five million financial transactions; $200,000 for the next forty million transactions; and $2,500 for each million transactions thereafter. For the 2010 fiscal year, the Company recognized $4,090 for royalties expense.

Consulting Services

As a condition to the October 2008 Sherington Agreement closing, Michael Dodak, the former CEO, and David Fann, the former President and current Secretary and Director, agreed that their employment agreements would be converted to Consulting Agreements effective December 5, 2008 for Mr. Dodak and effective February 1, 2009 for Mr. Fann. Each agreement is for a monthly fee of $10,000. However, in conjunction with other cost-cutting measures initiated by the Company during this first quarter of fiscal 2010, and to contribute toward improving cash flow, Mr. Dodak and Mr. Fann have agreed to defer a portion of their fees through September 30, 2010. The total deferred amount as of August 31, 2010 is $109,500 and was $121,000 by the end of September 2010. Subsequent discussions revised the timing and consideration paid for the deferred amounts.

As additional consideration for the November 2009 financing, Sherington agreed to secure the services of a consultant associated with Sherington to assist the Company in launching its mobile banking initiative. The consultant was scheduled to provide services for a period of 13 months, which commenced on October 1, 2009. The parties have valued the contribution at approximately $250,000. Sherington will pay the salary and benefits or consulting fees of this consultant, without seeking reimbursement from the Company, the timing and scope of such services to be reasonably determined from time to time by Company management. The Company recorded the additional consideration of $250,000 as prepaid service paid in common stock. A review of costs from October 1, 2009 through May 31, 2010 associated with this consultant indicated that the $250,000 would be utilized by August 31, 2010. Therefore, the Company has adjusted the allocation of expense to reflect a service period of 11 months rather than 13 months. The Company had fully recognized the $250,000 expense as of August 31, 2010.

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

On July 14, 2010, Joseph F. McGuire entered into a revised employment agreement, which replaced the prior agreement. The term of this agreement is for one year however, the CEO of the Company, within his sole discretion, may extend this agreement if consented to by Mr. McGuire. In consideration for continuing to serve as the Chief Financial Officer, Mr. McGuire shall receive an annual salary of $130,000 and an annual bonus determined by the Board of Directors of the Company. Mr. McGuire, together with other executives and staff, has agreed to reduce his annual salary to $120,250 until the Board of Directors have determined that Company’s cash flows support the payment of salary in full. Further, the parties have agreed that the unvested portion of the stock option to acquire 1,500,000 shares of common stock previously granted to Mr. McGuire shall be accelerated so that the stock option shall now be fully vested.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

If Mr. McGuire’s employment with the Company is terminated by the Company without cause at any time prior July 17, 2011, Mr. McGuire shall receive from the Company severance pay in an amount equal to the greater of (i) his then-current base compensation in effect at the time of such termination through either September 30, 2011 or (ii) twelve months from the date of notice, all unpaid benefits such as accrued vacation and all outstanding expenses and any declared but unpaid annual bonus. If Mr. McGuire’s employment with the Company is terminated by the Company by virtue of the expiration of the McGuire Agreement on July 17, 2011, Mr. McGuire shall be entitled to continue to receive from the Company the balance of his salary still owed to him in accordance with the Company’s general payroll practices as well as any declared but unpaid annual bonus

On August 30, 2010, the Company and Robert Klein entered into a Contract of Employment whereby Mr. Klein agreed to serve as the Chief Executive Officer, South Africa commencing September 1, 2010 through December 31, 2011. The Company agreed to pay Mr. Klein an annual salary of $200,000 as well as provide Mr. Klein with standard benefits.

Note 14 – Equity Transactions

Number of Authorized Shares Increased

On November 25, 2009, with the approval of the board of directors as well as the shareholders holding a majority of the issued and outstanding voting shares of the Company, the certificate of incorporation was amended to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000.

Sales of Unregistered Common Stock

Securities were offered and sold in a private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On October 24, 2006, we issued 500,000 units comprised of one share of the Company’s common stock and one-half of one common share purchase warrant at an offering price of $0.50 per unit for proceeds of $250,000. Each warrant, now expired, had an exercise price of $0.625 per share.

In December 2006, we issued 1,260,000 units comprised of one share of the Company’s common stock and one-half of one common share purchase warrant at an offering price of $0.50 per unit for proceeds of $630,000. Each warrant, now expired, had an exercise price of $0.625 per share.

In May 2007, we issued 400,000 units comprised of one share of the Company’s common stock and one-half of one common share purchase warrant at an offering price of $0.50 per unit for proceeds of $200,000. Each warrant, now expired, had an exercise price of $0.625 per share.

In August 2007, we issued 200,000 units at an offering price of $0.50 per unit for proceeds of $75,000, net of $25,000 in offering costs. We also issued 300,000 shares towards common stock payable of $149,900, net of $100 offering cost. The units were comprised of one share of the Company’s common stock and one-half of one common share purchase warrant. Each warrant, now expired, had an exercise price of $0.625 per share.

In November 2007, we issued 2,080,000 units comprised of one share of the Company’s common stock and one common share purchase warrant at an offering price of $0.625 per unit for proceeds of $1,195,000, net of $105,000 in offering costs. Each warrant may, now expired, had an exercise price of $0.875 per share.

In February 2008, we issued 640,000 units comprised of one share of the Company’s common stock and one common share purchase warrant at an offering price of $0.625 per unit for proceeds of $400,000. Each warrant, now expired, had an exercise price of $0.875 per share.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In April 2008, we issued 5,980,000 units comprised of one share of the Company’s common stock and one common share purchase warrant at an offering price of $0.25 per unit for proceeds of $1,235,000, net of $260,000 in offering costs. Each warrant, now expired, had an exercise price of $0.25 per share.

In June 2008, we issued 486,000 units comprised of one share of the Company’s common stock and one common share purchase warrant at an offering price of $0.25 per unit for gross offering proceeds of $121,500. Each warrant, now expired, had an exercise price of $0.25 per share.

In July 2008, we issued 978,572 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.35 per unit for proceeds of $342,500. Each warrant, now expired, had an exercise price of $0.70 per share.

In November 2008, we issued 52,630 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.32 per unit for proceeds of $16,842. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.70 per share. The Company issued these securities August 29, 2008.

Several of the following transactions are more fully disclosed in Note 10 – Related Party Transactions.

In January 2009, we issued 8,000,000 units comprised of one share of the Company’s common stock at an offering price of $0.25 per unit for proceeds of $2,000,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.35 per share.

In July 2009, we issued 5,714,286 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.175 per unit for proceeds of $1,000,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.20 per share. For additional information, refer to Note 10 – Related Party Transactions.

In October 2009, we sold 3,333,333 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.15 per unit for proceeds of $500,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.175 per share.

In November 2009, we sold 7,206,667 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.15 per unit for proceeds of $1,081,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.175 per share.

Also in November 2009, we sold 1,251,428 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.175 per unit for proceeds of $219,000. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.175 per share.

In June 2010, we sold 5,714,286 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.175 per unit for proceeds of $1,000,000. The Company also issued a warrant to purchase 4,000,000 shares of Common Stock at $0.25 per share. Each warrant may be exercised at any time within 24 months of the sale of the units at an exercise price of $0.175 per share.

Issuance of Stock Warrants for Services

Pierre Besuchet, a director of the Company, held stock options to acquire 1,000,000 shares of common stock, which were issued April 30, 2008, in recognition of his efforts to introduce investors. These options expired without exercise on April 30, 2010. In June 14, 2010, Mr. Besuchet was issued a common stock purchase warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share. The term of the warrant is for 36 months. Issuance of Common Stock for Services

Additionally, for all warrants, regardless of the Exercise Period, if at any time the average closing price for shares of the Company’s common stock on the Over-the-Counter Bulletin Board exceeds $1.00 for a period of ten (10) consecutive trading days or more, the Company has the right, upon written notice to the holder, to reduce the exercise period of the warrants to a period of ten (10) days beginning on the date of the written notice.

During the year ended August 31, 2010, the Company issued 25,362,859 warrants and 10,032,572 warrants expired.

At August 31, 2010, the Company has 31,181,774 outstanding warrants and 12,412,427 potential anti-dilutive warrants.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Quantity	Exercise Price/Range	Expiration Date Range
52,630	$0.70	September 2010

5,766,286	$0.20 to $0.25	December 2010 to July 2011

11,791,428	$0.175	October 2011 to November 2011

12,571,430	$0.1750 to $0.25	April 2012 to May 2012

1,000,000	$0.20	June 2013

31,181,774		Sub-total of outstanding warrants

12,412,427	$0.175	Potential anti-dilutive Sherington warrant

43,594,201		Total outstanding and potential warrants

Anti-Dilutive Warrants

On January 6, 2009, the Company and Sherington closed on a Securities Purchase Agreement pursuant to which Sherington agreed to purchase 8,000,000 shares of common stock and a warrant to purchase 30% of the issued and outstanding shares of the Company on a fully diluted basis as of January 6, 2009 (the “January 2009 Warrant”) at an exercise price of $0.35 per share. The warrant was exercisable through December 31, 2010.

In conjunction with the July private placement, the January 2009 Warrant was cancelled and replaced with the July 2009 Amended Warrant (the “July 2009 Warrant”). The July 2009 Warrant provides that Sherington is entitled to purchase 12,462,185 shares of Common Stock at a price equal to $0.35 per share through December 31, 2013. The July 2009 Warrant is only exercisable so that Sherington may maintain its percentage interest in the Company and is only exercisable if and when a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the July 2009 Sherington Warrant) has occurred. The exercise price of the July 2009 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

In November 2009, in conjunction with the first closing of the November 2009 private placement, the July 2009 Warrant was cancelled and replaced with the November 2009 Second Amended Warrant (the “the “Second Amended Warrant”). Pursuant to the Second Amended Warrant, Sherington is entitled to purchase 15,533,619 shares of common stock at a price equal to $0.35 per share through December 31, 2013. Notwithstanding the foregoing, the Second Amended Warrant is only exercisable so that Sherington may maintain its percentage interest in the Company of approximately 49% and is only exercisable if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the Second Amended Warrant).

At the second closing of the November 2009 private placement, the Second Amended Warrant was cancelled and replaced with the Restated November 2009 Warrant (the “Third Amended Warrant”), which provides that Sherington is entitled to purchase 19,963,263 shares of common stock of the Company at $0.35 per share through

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013. Notwithstanding the foregoing, the Third Amended Warrant is only exercisable so that Sherington may maintain its percentage interest in the Company of approximately 57% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the Third Amended Warrant). The exercise price of the Third Amended Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like

In conjunction with the June 2010 private placement, the Third Amended Warrant was cancelled and replaced with the June 2010 Fourth Amended Warrant (the “Fourth Amended Warrant”), amending the number of shares that Sherington is entitled to from 19,963,263 shares to 12,412,427 shares and also recognizing a decreased interest in the Company from 57.08% to 49.98%. The Fourth Amended Warrant provides that Sherington is entitled to purchase 12,412,427 shares of Common Stock at $0.175 per share through December 31, 2013. Notwithstanding the foregoing, the Fourth Amended Warrant is only exercisable so that Sherington may maintain its percentage interest in the Company of approximately 49.98% and is only exercisable if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to the investor and the 1,000,000 warrants issued to Mr. Besuchet as part of this financing. The exercise price of the Fourth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

Issuance of Stock for Services

On September 12, 2008, the Company entered into a three-month consulting arrangement with a company for investor awareness and other services and issued 150,000 shares of common stock as consideration, for a value of $75,000. Of this value, $62,500 has been recognized as expense. The remaining amount of $12,500, which was accounted for as Prepaid Services, was subsequently expensed in December upon completion of the services.

On February 9, 2009, the Company issued 100,000 shares of stock to the new Chairman of the Board and incurred $25,000 of equity-based compensation expense.

On February 27, 2009, Mike Dodak received 84,363 and David Fann received 73,945 shares of stock in lieu of payment for accrued vacation of $21,006 and $18,486, respectively.

On September 15, 2009, the Company issued 275,000 shares for services rendered, for a value of $48,125. Included in this issuance were 100,000 shares issued to Ernst Schoenbaechler and 100,000 shares issued to Raymond Goldsmith. These shares were issued to compensate these two board members with the requisite 200,000 shares issued to all of the Company’s board members. Additionally, 25,000 shares with a value of $4,375 were issued to each of three directors, Mr. Headlund, Mr. Besuchet and Mr. Schoenbaechler, for additional services rendered during and directly related to the July 2009 financing negotiations, the value of which is recognized as offering costs.

Convertible Debt

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

In March 2010, the Company and Sherington entered into a Note Modification Agreement (the “March 2010 Modification”) pursuant to which the maturity date of February 28, 2010, as per the July 2009 Forbearance Agreement, of the December 2008 Note was extended to March 31, 2010. The March 2010 Modification was effective as of February 28, 2010.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In April 2010, the Company and Sherington entered into a Note Modification Agreement (the “April 2010 Modification”) pursuant to which the maturity date of the December 2008 Note was extended to August 31, 2010. The April 2010 Modification was effective as of March 31, 2010.

On April 8, 2010 and April 13, 2010, the Company entered into Note Purchase Agreements (the “April 2010 Agreements”) with Sherington and Dorothy Ann Hancock (“Hancock”), respectively, for the sale to each Sherington and Hancock of a convertible promissory note in the principal amount of $250,000 (the “April 2010 Notes”) and a common stock purchase warrant to acquire 1,428,572 shares of common stock (the “April 2010 Warrants”), resulting in the issuance of an aggregate of $500,000 of April 2010 Notes and April 2010 Warrants to acquire 2,857,144 shares of common stock.

We accounted for the April 2010 Agreements as convertible debt with a detachable stock warrant. The total proceeds of $500,000 have been allocated to the individual instruments based on their relative fair value as determined by management. We estimated the fair value of its convertible debt at the time of issuance using the Black-Scholes pricing model, assuming a risk-free interest rate of 1.06%, a volatility factor 125.1% and a contractual life of one year. As a result, the notes and the warrants are carried at fair values of $264,361 and $235,639, respectively, at inception. The value of the warrant was recorded as an increase to additional paid-in capital.

In June 2010, Sherington converted both the $1,000,000 and the $250,000 10% convertible promissory notes into shares of common stock of the Company. Under the terms of the Notes, Sherington converted the outstanding amounts of debt at conversion prices of $0.15 and $0.175 per share, respectively. Mrs. Hancock also converted her 10% convertible promissory note at a conversion price of $0.175. As a result of these conversions, the Company issued a total of 9,523,811 common shares in payment of the principal amount of $1,500,000 and 1,091,708 shares in payment of accrued interest of $164,927 as full and final settlement of the Notes.

Stock Options

On September 26, 2008, the Company granted stock options equal to $130,000 to an employee of our South African subsidiary as part of his compensation. These options are subject to a vesting schedule and have an exercise price of $0.44 per share. Under a Black-Scholes model, the main assumptions for the estimated fair value of approximately $22,500, which will be expensed as per the vesting schedule, are a discount rate of 2.88% as of September 30, 2008 and a volatility rate of 70.4%.

On October 1, 2008, the Company granted 35,000 stock options to an employee of our South African subsidiary as part of his compensation. These options are subject to a vesting schedule and have an exercise price of $0.45 per share. Under a Black-Scholes model, the main assumptions for the estimated fair value of approximately $9.400, which will be expensed as per the vesting schedule, are a discount rate of 2.88% as of September 30, 2008 and a volatility rate of 70.4%.

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

Also on October 15, 2008, having met certain performance criteria since his hire date, Mr. McGuire’s salary increased to $130,000 and he received an additional 500,000 stock options, subject to a vesting period, with an exercise price of $0.40, the closing stock price on that date. These options are not subject to vesting or a performance clause, therefore, the Company will recognize the expense on the grant date. Under a Black-Scholes model, the main assumptions for the estimated fair value of approximately $130,000 are a discount rate of 2.73% as of October 31, 2008 and a volatility rate of 66.4%.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On October 15, 2008, Michael Dodak, then CEO, exercised 1 million stock options in a cashless transaction and received 190,000 shares of our common stock as a result.

On October 15, 2008, David Fann, then President and Secretary, exercised 1 million stock options in a cashless transaction and received 190,000 shares of our common stock as a result.

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

On June 29, 2009, John Hancock, then President, was granted 2,000,000 common stock options at an exercise price of $0.26 per share. These options are not subject to vesting or a performance clause, therefore, the Company will recognize the expense on the grant date. Under a Black-Scholes model, the main assumptions for the estimated value of $310,000 are a discount rate of 2.13% as of May 31, 2009 and a volatility rate of 71.3%.

Also on June 29, 2009, John Watson, then Executive Vice President, was granted 1,500,000 common stock options at an exercise price of $0.26 per share. These options are not subject to vesting or a performance clause, therefore, the Company will recognize the expense on the grant date. Under a Black-Scholes model, the main assumptions for the estimated value of $233,000 are a discount rate of 2.13% as of May 31, 2009 and a volatility rate of 71.3%.

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

On July 19 2010, the Company granted 750,000 stock options with an estimated value of $57,318, immediate vesting and an exercise price of $0.20 per share to an officer and director of the Company.

Also on July 19 2010, the Company granted 500,000 stock options with an estimated value of $38,212, immediate vesting and an exercise price of $0.20 per share to Robert Klein, a Sherington consultant whose services were part of the compensation a private placement with Sherington, Mr. Klein has been working with the Company since October 2009.

Under a Black-Scholes model, the main assumptions for these valuation estimates include a market value of $0.175 for our common stock, discount rate of 0.29% as of July 31, 2010 and a volatility rate of 126.0%.

During the fiscal year ended August 31, 2010, equity-based compensation expense of $220,826 due to the vesting of options.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As of August 31, 2010, a total of 7,705,159 options are as detailed below:

Quantity	% Vested	Exercise Price/Range	Expiration Date/Range
100,000	67%	$0.19	May 2013

1,250,000	100%	$0.20	July 2015

3,500,000	100%	$0.26	June 2014

500,000	50%	$0.29	July 2014

500,000	67%	$0.39	July 2013

500,000	100%	$0.40	October 2013

90,000	33%	$0.40	January 2014

120,159	33%	$0.40 -$0.45	September 2013 to January 2014

45,000	33%	$0.745	October 2013

1,100,000	67%	$0.835	June 2012

7,705,159

Note 15 – Discontinued Operations – Atlas Merchant Services, LLC.

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

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 16 – Subsequent Events

Changes in Officers and Directors

On September 29, 2010, the shareholders of the Company holding a majority of the issued and outstanding shares of common stock of the Company voted to remove, without cause, David Fann, John Hancock, Don Headlund, Ernst Schoenbaechler and John Watson from their positions as directors, effectively immediately.

On September 30, 2010, the Board of Directors of the Company appointed Derek Mitchell as a director of the Company and reduced the size of the Board to five (5) directors. There is no understanding or arrangement between Mr. Mitchell and any other person pursuant to which Mr. Mitchell was selected as a director of the Company. Mr. Mitchell does not have any family relationship with any director, executive officer or person nominated or chosen to become a director or an executive officer. Except as described below, since January 1, 2009, Mr. Mitchell has not had a direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000.

Since January 2000, Mr. Mitchell has served as Director of Business Affairs of International Sports Multimedia, Ltd. (“ISM”), an entertainment software company with offices in Atlanta, London and Barcelona. ISM’s commercial partners include the International Olympic Committee, the United States Olympic Committee, Union of European Football Associations, Federation Internationale de Football Association, the FA Premiere League and Fox Sports Australia. Raymond Goldsmith, the Company’s CEO and Chairman, is the founder, Chairman and CEO of ISM. Previously, he spent 20 years in various banking roles in the United Kingdom, including seven years at Harrods Bank as Senior Manager; as well as the founder of his own consultancy firm which provided strategic business counsel to companies in the United Kingdom. In addition to serving on the board of the Company, Mr. Mitchell also serves as an independent director on the boards of four UK companies.

On September 30, 2010, the Board of Directors of the Company removed John Hancock, President and CEO, and John Watson, Executive Vice President, from their positions as executive officers of the Company. David Fann, Secretary of the Company, resigned as an executive officer of the Company on September 30, 2010.

On September 30, 2010, the Board of Directors of the Company appointed Raymond Goldsmith as President and CEO of the Company. There is no understanding or arrangement between Mr. Goldsmith and any other person pursuant to which Mr. Goldsmith was selected as an officer of the Company. Mr. Goldsmith does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer. Except as described below, since January 1, 2009, Mr. Goldsmith has not had a direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000. Mr. Goldsmith is the Chairman and CEO of Sherington, which is a private investment company. Sherington has entered into several significant funding transactions with the Company and is a significant shareholder of the Company.

In addition, on September 30, 2010, the Board of Directors the Company appointed Riva Smith as Secretary of the Company. There is no understanding or arrangement between Ms. Smith and any other person pursuant to which Ms. Smith was selected as an officer of the Company. Ms. Smith does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer. Except as described below, since January 1, 2009, Ms. Smith has not had a direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000.

Since 1998, Ms. Smith has served as Executive Assistant to Mr. Goldsmith in his capacity as Chairman and CEO of ISM, where she also managed the Company’s Olympic approvals and research process for North America. Ms. Smith began her professional career in the banking industry, serving as Marketing Director of two private banks in Palm Beach, Florida over a 13-year period. Ms. Smith left banking in 1994 to become Office Manager of a Florida-based catering and special events company where she worked until joining ISM’s executive team. A graduate of Tulane University where she earned a Bachelor of Arts degree in Political Science, Ms. Smith went on to receive an MBA degree from Nova Southeastern University.

On October 23, 2010, Victoria Vaksman resigned her position as Executive Vice President, EMEA (Europe, Middle East and Africa). She continues to hold her position as a director.

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

October 2010 Financing with Sherington

On October 19, 2010, to obtain funding for the development of the business, the Company entered into a private placement subscription agreement (the “Sherington October 2010 Subscription Agreement”) with Sherington Holdings, LLC pursuant to which Sherington purchased 5,638,890 shares of Common Stock (the “Sherington October 2010 Shares”) at a purchase price of $0.175 per share and a warrant to purchase 5,638,890 shares of Common Stock (the “Sherington October 2010 Warrant”) for aggregate gross proceeds of $986,806.

The Sherington October 2010 Warrant is exercisable for a period of two years from the date of issuance (the “Exercise Period”) at an initial exercise price of $0.175 per share. The exercise price of the Sherington October 2010 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Further, the Company issued to Sherington a Fifth Amended and Restated Warrant (the “Fifth Warrant”), amending the number of shares that Sherington is entitled to from 12,412,427 shares to 9,254,360 shares and recognizing an increased interest in the Company from 49.98% to 55.21%. The Fifth Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 9,254,360 shares of Common Stock of the Company at a price equal to $0.175 per share through December 31, 2013. Notwithstanding the foregoing, the Fifth Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company of 55.21% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to Bank Julius Baer & Co. Ltd. and the 1,000,000 warrants issued to Mr. Besuchet. The exercise price of the Fifth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

Contemporaneously with the execution and delivery of the Sherington October 2010 Subscription Agreement, the Company and Sherington entered into Amendment No. 6 to the Registration Rights Agreement dated January 6, 2009 (the “Sixth Amendment”) whereby the Company expanded the definition of Shares (as defined in the Sixth Amendment) to include, among other things, the Sherington October 2010 Shares and the shares issuable upon the exercise of the Sherington October 2010 Warrant.

Furthermore, with the execution and delivery of the Sherington October 2010 Subscription Agreement, the Company and Sherington entered into that certain Commitment Agreement (the “Commitment Agreement”) dated October 19, 2010. Pursuant to the Commitment Agreement, the Company agreed to sell and Sherington agreed to commit to purchase a prescribed pro rata portion of Common Stock of the Company in a private placement. The Company expects to offer shares of the Company’s Common Stock in four tranches, the first tranche (“Tranche 1”) closed on October 19, 2010 and three additional tranches to generate proceeds of $500,000 each are to close in January 2011, April 2011 and July 2011. In addition, in the event that the aggregate funds received from accepted subscriptions of any tranche is less than the applicable tranche cap, Sherington agreed to purchase shares in an aggregate principal amount equal to, and for an aggregate purchase price of, Sherington’s call amount, as defined in the Commitment Agreement.

The securities were offered and sold to Sherington in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

October 2010 Financing with Accredited Investors

On October 19, 2010, to obtain funding for the development of the business, the Company entered into a private placement subscription agreement (the “October 2010 Subscription Agreement”) with accredited investors (the “October 2010 Investors”) pursuant to which the October 2010 Investors purchased, in the aggregate, 75,396 shares (the “Purchased Shares”) of the Company’s Common Stock at a purchase price of $0.175 per share and a warrant, to

FNDS3000 Corp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

purchase, in the aggregate, 75,396 shares of Common Stock (the “October 2010 Warrant”) for aggregate gross proceeds of $13,194. The October 2010 Investors included Raymond Goldsmith, our Chairman and Chief Executive Officer.

The October 2010 Warrant is exercisable for a period of two years from the date of issuance at an initial exercise price of $0.175 per share. The exercise price of the October 2010 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The securities were offered and sold to the October 2010 Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The October 2010 Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On November 2, 2010, the Company entered an Agreement and Release with Michael Dodak (the “Dodak Release”), a former director and executive officer of the Company and an existing shareholder of the Company, relating to Mr. Dodak’s contractual relationship with the Company. In accordance with the terms and conditions set forth in the Dodak Release, Mr. Dodak, in consideration for providing the Company with a full release, has agreed to accept:

•	$30,000 in cash;

•	142,857 shares of common stock of the Company to be issued on January 4, 2011;

•

shares of common stock of the Company valued at $25,000 to be issued between January 14, 2011 and February 28, 2011 with the number of shares to be calculated based on the lesser of $0.175 or the average trading price of the Company’s shares of common stock for the ten trading days prior to the date of the issuance;

•

shares of common stock of the Company valued at $25,000 to be issued between April 1, 2011 and May 16, 2011 with the number of shares to be calculated based on the lesser of $0.175 or the average trading price of the Company’s shares of common stock for the ten trading days prior to the date of the issuance; and

•

shares of common stock of the Company valued at $25,000 to be issued between July 1, 2011 and August 15, 2011 with the number of shares to be calculated based on the lesser of $0.175 or the average trading price of the Company’s shares of common stock for the ten trading days prior to the date of the issuance.

The Company is required to register the shares of common stock issued to Mr. Dodak on a Form S-8 Registration Statement within 45 days of the effective date of the Dodak Release, which is seven days after the execution of the Dodak Release.

On November 2, 2010, the Company also entered an Agreement and Release with David Fann (the “Fann Release”), a former officer and director of the Company and an existing shareholder of the Company relating to Mr. Fann’s contractual relationship with the Company. In accordance with the terms and conditions set forth in the Fann Release, Mr. Fann, in consideration of a full release, has agreed to accept:

•	$30,000 in cash; and

•	571,429 shares of common stock of the Company to be issued within five business days of a Form S-8 Registration Statement being declared effective but in no event later than December 20, 2010.

As a result of the Settlement Agreements with Messrs. Dodak and Fann, the Company will reduce the related combined liability reflected on its balance sheet of $301,000 to $260,000. The Company intends to utilize the cash savings of $241,000 in connection with other working capital purposes.