Form 10-Q
period 2010-11-30
FNDS3000 Corp
filed 2011-01-14
CIK 1369748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number: 333-138512

FNDS3000 CORP

(Exact name of registrant as specified in its charter)

DELAWARE	51-0571588
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4651 Salisbury Road Suite 533, Jacksonville, Florida 32256

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

As of January 14, 2011, the Company had outstanding 75,387,591 shares of its common stock, par value $0.001.

FNDS3000 CORP AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended November 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

FNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2010	August 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$491,006	$367,421
Accounts receivable	18,867	32,512
Prepaid expenses and other current assets	82,761	126,252

Total current assets	592,634	526,185

Deposits	34,473	29,701
Property and equipment, net	107,493	77,004
Software license, net	1,177,333	1,236,199

Total assets	$1,911,933	$1,869,089

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$225,342	$164,032
Accrued payroll and benefits	91,549	95,975
Other accrued liabilities	20,160	26,149
Due to related parties	253,306	203,902

Total current liabilities	590,357	490,058

Total liabilities	590,357	490,058

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 150,000,000 shares authorized; 74,673,305 issued and outstanding, November 30, 2010; 68,959,019 issued and outstanding, August 31, 2010;	74,673	68,959
Additional paid-in capital	18,780,854	17,789,805
Accumulated deficit	(17,533,951)	(16,479,733)

Total stockholders’ equity	1,321,576	1,379,031

Total liabilities and stockholders’ equity	$1,911,933	$1,869,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended November 30,
	2010	2009

Revenue, net	$364,679	$77,695
Cost of revenue	227,402	35,977

Gross margin	137,277	41,718

Operating expenses:
Processing, technical and financial expense	379,736	168,758
Salaries and benefits expense	357,078	458,209
Travel expense	72,419	93,653
Professional and consultant expense	236,003	203,739
Depreciation and amortization expense	71,143	70,837
Other selling, general and administrative expense	65,061	65,930

Total operating expense from operations	1,181,440	1,061,126

Loss from operations	(1,044,163)	(1,019,408)

Other income (expense):
Interest and other income	1,779	952
Non-cash interest expense	(6,400)	(66,945)
Other interest expense	(96)	(237)
Gain/(loss) from foreign currency remeasurement	(5,338)	(27,591)

Total other income (expense) from operations	(10,055)	(93,821)

Loss from operations before income taxes	(1,054,218)	(1,113,229)
Provision for income taxes	—	—

Loss from operations	(1,054,218)	(1,113,229)

Stock price indemnity	—	(26,431)

Loss from discontinued operations	—	(26,431)

Net loss	$(1,054,218)	$(1,139,660)

Net loss per common share:
Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$(0.03)
Loss from discontinued operations	(0.00)	(0.00)

Net loss	$(0.01)	$(0.03)

Weighted average common shares:
Basic and diluted	71,721,970	42,057,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended November 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,054,218)	$(1,139,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,143	70,837
Non-cash equity-based compensation	207,983	108,247
Accretion of non-cash beneficial conversion feature on convertible note payable - related party	—	41,667
Non-cash discount expense	6,400	—
Stock price indemnity expense	—	26,431
Change in operating assets and liabilities:
Accounts receivable	13,645	(43,063)
Prepaid expenses and other assets	43,491	44,307
Deposits	(4,772)	206
Accounts payable and other accrued liabilities	48,921	56,558
Accrued payroll and benefits	(4,428)	53,013
Due to related parties	(150,596)	71,332

Net cash used in operating activities	(822,431)	(710,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(42,766)	(1,733)

Net cash used in investing activities	(42,766)	(1,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	1,000,000	719,000
Offering costs	(11,218)	(16,940)

Net cash provided by financing activities	988,782	702,060

Net decrease in cash	123,585	(9,798)

Cash at beginning of year	367,421	403,990

CASH AT END OF PERIOD	$491,006	$394,192

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$96	$237

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Receivable from sale of common stock	$—	$1,081,000

Consulting services provided as additional consideration for shares issued	$—	$250,000

Beneficial conversion feature on convertible note payable - related party	$—	$166,667

Discount on convertible notes payable - related parties, with warrants	$—	$235,639

Discount on shares due to consultant	$6,400	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FNDS3000 Corp (the “Company,” “FNDS3000,” “we,” “our,” “its” or “us”) and subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial statements. Therefore, they include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-K for the year ended August 31, 2010 of FNDS3000 Corp which was filed with the Securities and Exchange Commission on November 29, 2010.

These interim condensed consolidated financial statements of FNDS3000 Corp and its subsidiaries present the audited consolidated balance sheet as of August 31, 2010, the unaudited condensed consolidated balance sheet as of November 30, 2010 and the unaudited consolidated statements of operations and statements of cash flows for the three months ended November 30, 2010 and 2009. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2010 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Note 2 – Going Concern

Our financial statements are prepared in accordance with United States generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of November 30, 2010, our working capital was approximately $2,000, and we have incurred losses in excess of $17,000,000 since our inception. Our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through privately placed equity financings, and we will continue to seek additional funding through private or public equity and debt financings. However, due to the current economic environment and the Company’s current financial condition, there can be no assurance that our plans will materialize and/or that we will be successful in funding our estimated cash shortfalls through additional debt or equity capital. Additionally, we expect, but cannot provide assurance that operating revenue from the sales of our products and other related revenue will continue to increase.

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

In 2008, FNDS3000 became the very first non-South African company to receive MasterCard certification in that country, which was a fundamental objective for advancing our business plan. Next, we succeeded in establishing our base of operations in Johannesburg, which will ultimately serve to support an anticipated global customer base concentrated in Africa, the Middle East and in Southern Europe.

During December 2008 and January 2009, a change of executive management occurred and Sherington Holdings, LLC (“Sherington”) became a major investor.

In May 2009, we sold the Atlas subsidiary, which was purchased in July of 2008.

In the summer of 2009, we completed the Pilot Test Phase of our processing platform in South Africa, during which time we implemented further product enhancements, together with comprehensive customer service operations and advanced our fraud prevention protocols. Our comprehensive test phases demonstrated stability and validated the processes and systems that are required to handle the higher volume of prepaid cards to be processed during the Production Rollout, which was scheduled to commence in late December 2009. During these phases, we tested, developed and enhanced our systems, processes, infrastructure and the operational team. This process included extensive internal testing and validation. Subsequently, we had our South African processing procedures and electronic funds transfer system reviewed and validated by our Sponsor Bank, and by the staff of a top international auditing firm.

One of our key distributors, Australis, encountered internal difficulties during the latter part of 2009. These difficulties increased during our second fiscal quarter, December 1, 2009 through February 28, 2010 and ultimately led to an agreement in March 2010 between the Company and Australis to terminate the agreement between the companies. Thereafter, FNDS3000 Corp entered into direct contractual relationships with the former customers of Australis.

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

During the months of December 2009 through May 2010, the Company further developed its plans and programs for micro-financing, which offers particular attractions in high-volume potential repeat business without the challenges of distribution as the cardholder is present at the time funds are loaded to a card. From May through August 2010, we received 13 applications from micro-lending companies interested in utilizing our prepaid microfinance card solution. The initial response to the program by both participating micro-lenders and their customers has been very strong, leading us to believe that this service offering could become a material contributor to our near-term revenue growth and a major component of FNDS3000’s future success.

In July 2010, the decision was made to appoint Robert Klein, a Sherington consultant who had been working with the Company since October 2009, as President and Chief Executive Officer–South Africa to lead the day-to-day operations of FNDS3000 South Africa in order to further strengthen our South Africa operations team, marketing and contract management expertise, thus positioning our Company for its next critical growth phase.

As of September 29, 2010, the shareholders of the Company holding a majority of the issued and outstanding shares of common stock of the Company voted to remove, without cause, David Fann, John Hancock, Don Headlund, Ernst Schoenbaechler and John Watson from their positions as directors. Additionally, the size of the Board was reduced to five directors.

Also on September 30, 2010, several changes occurred to the composition of FNDS’ executive management. The Board removed John Hancock, President and CEO, and John Watson, Executive Vice President, from their positions as executive officers of the Company and David Fann resigned from his position as Corporate Secretary. In conjunction with these changes, the Board appointed Raymond Goldsmith as President and CEO, Riva Smith as Corporate Secretary and Derek Mitchell as a director of the Company. Mr. Mitchell has served as Director of Business Affairs of International Sports Multimedia, Ltd. (“ISM”) since January 2009. Raymond Goldsmith, the Company’s CEO and Chairman, is the founder, Chairman and CEO of ISM. Since 1998, Ms. Smith has served as Executive Assistant to Mr. Goldsmith in his capacity as Chairman and CEO of ISM.

On October 23, 2010, Victoria Vaksman resigned her position as Executive Vice President, EMEA (Europe, Middle East and Africa).

On November 23, 2010, the Board of Directors amended the Bylaws to provide that the annual meeting may be set by the Board of Directors at its discretion and to reduce the size of the Board to four members.

The delays we have experienced associated with card distribution and activation extended the period during which the Company must expend funds without having significant revenue, leading to the need for additional financing. Sales of approximately $11.4 million of our common stock and warrants to purchase common stock, along with convertible notes for $1.5 million have provided the required financing.

Because we cannot anticipate when significant revenue will be generated, we will need to raise additional funds to continue to execute our business plan, respond to competitive pressures and to react to unanticipated requirements or expenses. We have previously estimated that delays could negatively affect our funds at an estimated rate of approximately $250,000 per month. In October 2010, we raised $1 million through the sale of our common stock and estimate that we will require approximately $1.75 to $2.25 million to carry out our business plan for the remaining nine months of fiscal 2011 from December 1, 2010 through August 31, 2011. These funds will provide us with necessary working capital to support our South Africa business operations while we work toward achieving positive cash flow, as well as to finance planned growth initiatives in that market, which includes implementing software enhancements to our current payment processing platform to support our anticipated growth. We will require additional funds to provide for strategic expansion of our business into other targeted developing prepaid markets. We plan to raise any such additional capital primarily through the private placement of our equity securities. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation/Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception and has working capital of $2,277 as of November 30, 2010. These conditions raise doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty nor do they include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP.

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

Reclassifications

Certain items in the November 30, 2009 condensed consolidated financial statements have been reclassified to conform to the November 30, 2010 presentation. Of particular note, for improved comparison of card- and transaction-related cost to revenue, certain non-transactional costs are now presented as “Processing, Technical and Financial Expense” and are included in Operating Expense rather than as Cost of Revenue. Due to this adjustment, the gross margin for the three months ended November 30, 2009 was $41,718 rather than a loss of $29,640, an increase of $71,358.

These adjustments did not have an impact on the Company’s consolidated net loss for any period.

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

Included in the Company’s cash on hand, and pursuant to the Company’s agreement with Mercantile Bank Ltd., our sponsor bank, is approximately $37,000 of restricted cash held in a money market account.

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

The Company has no allowance for doubtful accounts as of November 30, 2010.

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

Intangible Assets and Impairment

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. Intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in our fourth fiscal quarter, or when events indicate that impairment exists.

We have a capitalized intangible asset with an indefinite life, which is the software license from World Processing, Ltd., the parent company of Global Cash Card (“GCC”), and associated fees relative to its modification to meet our needs. In recognition of the right to receive future cash flows related to transactions of the asset, we will amortize this value over seven years, as it is anticipated that the software would continue to evolve with our needs.

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

Net Earnings or (Loss) Per Share

Basic net earnings or loss per share is computed by dividing the net earnings or loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net earnings/(loss) per share is computed by dividing the net earnings or loss for the period by the number of common and common equivalent shares outstanding during the period.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. All potential diluted shares have been excluded from the calculation of diluted earnings/(loss) per share for the three months ended November 30, 2010 and 2009 as the effect of conversion is anti-dilutive.

Equity-Based Compensation

The Company has equity-based compensation plans, which are designed to retain directors, executives and selected employees and consultants and to reward them for making major contributions to the success of the Company.

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

We had no material derivative financial instruments as of November 30, 2010.

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

Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables and payables, and generate currency transaction gains or losses that impact our non-operating income and expense levels in the respective period are reported in other income/(expense), net, in our consolidated financial statements.

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

For the period January 24, 2006 (inception) to November 30, 2010, the Company incurred net operating losses in an amount exceeding the net income. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset. At November 30, 2010, the Company had in excess of $6,000,000 of federal and state net operating losses (“NOL”) allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2024.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception.

Note 5 – Recent Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We are currently evaluating the impact of the pending adoption of ASU 2010-28 on our consolidated financial statements.

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-22 regarding “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” This ASU amends various SEC paragraphs based on external comments received and the issuance of FASB’s Staff Accounting Bulletin (“SAB”) 112, which amends or rescinds portions of certain SAB topics.

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

In April 2010, the FASB issued ASU No. 2010-13 regarding the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification™ Topic 718, “Compensation—Stock Compensation,” provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance or service condition is required to be classified as a liability. Under Topic 718, awards of equity share options granted to an employee of an entity’s foreign operation that provide a fixed exercise price denominated in (1) the foreign operation’s functional currency or (2) the currency in which the employee’s pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, GAAP does not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance or service condition. Diversity in practice has developed on the interpretation of whether such an award should be classified as a liability when the exercise price is not denominated in either the foreign operation’s functional currency or the currency in which the employee’s pay is denominated. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

There was no allowance for doubtful accounts as of November 30, 2010 or 2009.

Note 7 – Property and Equipment

Property and equipment consisted of the following at November 30, 2010 and August 31, 2010:

	November 30, 2010	August 31, 2010
Category
Computer equipment	$89,169	$88,159
Software	58,336	57,834
Furniture	14,554	9,211
Other equipment	4,117	4,117
Leasehold improvement	16,680	16,680
Vehicle	38,584	—

	221,440	176,001
Less accumulated depreciation	(113,947)	(98,997)

Fixed assets, net	$107,493	$77,004

During the three months ended November 30, 2010 and 2009, the Company recognized depreciation expense of $12,277 and $11,938, respectively.

Note 8 – Intangible Asset

The Company has the following intangible asset as of November 30, 2010:

Intangible Asset	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net Value

Software license	7	$1,648,263	$470,930	$1,177,333

As we began generating revenue in December 2008, we also began amortizing the license over its expected life of seven years. Amortization expense recognized for the three months ended November 30, 2010 related to the GCC software license was $58,866. Estimated amortization expense for the license for the next five years is as follows:

Year Ending August 31,	Amount
2011	$235,464
2012	235,464
2013	235,464
2014	235,464
2015	58,879

The Company’s intangible asset as of August 31, 2010 was as follows:

Intangible Asset	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net Value

Software license	7	$1,648,263	$412,064	$1,236,199

During the three months ended November 30, 2010 and 2009, the Company recognized amortization expense of $58,866 and $58,899, respectively.

Note 9 – Deposits

The Company has various non-current deposits of approximately $34,473 held by third parties for security deposits on our offices and certain utilities.

Note 10 – Related Party Transactions

Consulting Fees

As a condition of the October 2008 Sherington Agreement closing, Michael Dodak and David Fann, former executive officers and directors, agreed that their employment agreements would be converted to Consulting Agreements.

On November 2, 2010, the Company entered into an Agreement and Release with Michael Dodak (the “Dodak Release”), a former director and executive officer of the Company and an existing shareholder of the Company, relating to Mr. Dodak’s contractual relationship with the Company. In accordance with the terms and conditions set forth in the Dodak Release, Mr. Dodak, in consideration for providing the Company with a full release, has agreed to accept:

•	$30,000 in cash;

•	142,857 shares of the Company’s common stock, valued at $25,000 to be issued on January 4, 2011;

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

The Company is required to register the shares of common stock issued to Mr. Dodak on a Form S-8 Registration Statement within 45 days of the effective date of the Dodak Release, which is seven days after the execution of the Dodak Release. The Company filed a Form S-8 registration in December. Refer to Note 14 – Subsequent Events.

On November 2, 2010, the Company also entered into an Agreement and Release with David Fann (the “Fann Release”), a former officer and director of the Company and an existing shareholder of the Company relating to Mr. Fann’s contractual relationship with the Company. In accordance with the terms and conditions set forth in the Fann Release, Mr. Fann, in consideration of a full release, has agreed to accept:

•	$30,000 in cash; and

•

571,429 shares of the Company’s common stock, valued at $100,000, to be issued within five business days of a Form S-8 Registration Statement being declared effective but in no event later than December 20, 2010.

The Company is required to register the shares of common stock issued to Mr. Fann on a Form S-8 Registration Statement within 45 days of the effective date of the Fann Release, which is seven days after the execution of the Fann Release.

As a result of the Settlement Agreements with Messrs. Dodak and Fann, and having paid the $60,000 cash payments as per the Agreements, the Company has recognized $200,000 of equity-based consulting expense and reduced the related combined liability reflected on its balance sheet of $301,000 to $200,000. Additionally, a non-cash discount expense of $6,400 was recognized due to the average closing price of our common stock for the ten days prior to and including November 30, 2010 of $0.19 as compared to a maximum value of $0.175 be utilized when calculating the remaining shares to be issued to Mr. Dodak. The Company will utilize the cash savings of $241,000 in connection with other working capital purposes.

Sales of Unregistered Common Stock

On October 19, 2010, the Company entered into a private placement subscription agreement (the “Sherington October 2010 Subscription Agreement”) with Sherington Holdings, LLC pursuant to which Sherington purchased 5,638,890 shares of Common Stock (the “Sherington October 2010 Shares”) at a purchase price of $0.175 per share and a warrant to purchase 5,638,890 shares of Common Stock (the “Sherington October 2010 Warrant”) for gross proceeds of $986,806.

Additionally, on October 19, 2010, the Company entered into a private placement subscription agreement (the “October 2010 Subscription Agreement”) with accredited investors (the “October 2010 Investors”) pursuant to which the October 2010 Investors purchased, in the aggregate, 75,396 shares (the “Purchased Shares”) of the Company’s Common Stock at a purchase price of $0.175 per share and a warrant, to purchase, in the aggregate, 75,396 shares of Common Stock (the “October 2010 Warrant”) for aggregate gross proceeds of $13,194. The October 2010 Investors included Raymond Goldsmith, our Chairman and Chief Executive Officer.

Details of the sale are more fully described in Note 13 – Equity Transactions.

Other Agreements

In conjunction with the October 2010 sale of stock to Sherington, the Company issued to Sherington a Fifth Amended and Restated Warrant (the “Fifth Warrant”); amending the number of shares that Sherington is entitled to from 12,412,427 shares to 9,254,360 shares and recognizing an increased fully-diluted interest in the Company from 49.98% to 55.21%. The Fifth Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 9,254,360 shares of Common Stock of the Company at a price equal to $0.175 per share through December 31, 2013. Notwithstanding the foregoing, the Fifth Warrant shall only be exercisable so that Sherington may maintain its fully-diluted percentage interest in the Company of 55.21% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to Bank Julius Baer & Co. Ltd. and the 1,000,000 warrants issued to Mr. Besuchet. The exercise price of the Fifth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

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

Furthermore, with the execution and delivery of the Sherington October 2010 Subscription Agreement, the Company and Sherington entered into a Commitment Agreement (the “Commitment Agreement”) dated October 19, 2010. Pursuant to the Commitment Agreement, the Company agreed to sell and Sherington agreed to commit to purchase a prescribed pro rata portion of Common Stock of the Company in a private placement. The Company plans to offer shares of the Company’s Common Stock in four tranches, the first tranche (“Tranche 1”) closed on October 19, 2010 and three additional tranches to generate proceeds of $500,000 each are to close in January 2011, April 2011 and July 2011. In addition, in the event that the aggregate funds received from accepted subscriptions of any tranche is less than the applicable tranche cap, Sherington agreed to purchase shares in an aggregate principal amount equal to, and for an aggregate purchase price of, Sherington’s call amount, as defined in the Commitment Agreement.

Legal Fees

As of November 30, 2010, the Company owes Sherington $25,758 for legal fees associated with the October capital raise and $1,100 for legal fees related to the annual stockholders meeting to be held in December 2010.

Other Expenses

As of November 30, 2010, the Company has accrued $17,892 for travel and other miscellaneous expenses incurred by the Company and owed to Sherington.

The Company has also accrued approximately $9,000 for reimbursement of travel and other miscellaneous expenses incurred by employees.

Note 12 – Commitments and Obligations

Leases

The Company has the following lease arrangements:

•

The Company paid a deposit of $5,770 and signed a lease agreement for its Jacksonville Florida office on an 18-month basis starting August 1, 2009 and continuing through December 31, 2010. The monthly lease amount, net of a 50% discount from August 2009 through January 31, 2010, was $1,290. Effective February 1, 2010, the discount expired and the lease amount increased to approximately $2,600. Prior to this lease, the Company was paying $4,721 monthly for its office lease. The Company has recognized $7,736 for lease and lease-related expense for the corporate office during the three months ended November 30, 2010. Refer to Note 14 – Subsequent Events for information on the Company’s renewal of this lease.

•

The Company’s South Africa operations paid a deposit of approximately $17,500 and signed a five-year lease agreement starting April 1, 2009 and continuing through March 31, 2014. The current monthly lease amount (adjusted for utilities) is approximately $4,000, subject to the foreign exchange rate. The Company has recognized $22,084 for lease and utilities expense during the three months ended November 30, 2010.

•

The Company’s South Africa operations also entered into a three-year lease, effective October 2008, for its dedicated data hosting solution, which is located in a fully secured data center. The monthly cost of the lease is approximately $11,750, subject to the foreign exchange rate. For the three months ended November 30, 2010, the Company recognized $39,806 for lease expense for the hosting facilities.

•

The Company’s South Africa operations entered into a one-year lease, effective October 1, 2010 for a rental house for Robert Klein during his stay in South Africa. The monthly cost of the lease is approximately $5,300, subject to the foreign exchange rate. For the three months ended November 30, 2010, the Company recognized $14,778 for lease expense for the house.

Our approximate remaining lease obligations under the current leases are as follows:

Fiscal 2011	$160,000
Fiscal 2012	107,000
Fiscal 2013	100,000
Fiscal 2014	52,000

Total	$419,000

Royalties

As part of the GCC Software License Agreement (the “License”) with World Processing, Ltd., royalties are to be paid at varying rates as various threshold quantities of transactions are achieved. These thresholds are to be considered in the aggregate with respect to all financial transactions that utilize the GCC software and will not be deemed an annual threshold or a threshold calculated on a per location basis. Accordingly, once royalties of $20,000 have been paid on the first million financial transactions, the Company will pay royalties of $60,000 for the next four million financial transactions; $50,000 for the next five million financial transactions; $200,000 for the next forty million transactions; and $2,500 for each million transactions thereafter. For the three months ended November 30, 2010, the Company accrued $6,700 for royalties expense.

Consulting Services

As a condition to the October 2008 Sherington Agreement closing, Michael Dodak, the former CEO, and David Fann, the former President and current Secretary and Director, agreed that their employment agreements would be converted to Consulting Agreements effective December 5, 2008 for Mr. Dodak and effective February 1, 2009 for Mr. Fann. Each agreement was for a monthly fee of $10,000. However, in conjunction with other cost-cutting measures initiated by the Company during the last fiscal year, September 1, 2009 through August 31, 2010, and to contribute toward improving cash flow, Mr. Dodak and Mr. Fann agreed to defer a portion of their fees through September 30, 2010.

During September 2010, the Company paid a total of $8,500 toward the deferred amount. In October 2010, negotiations began regarding the possibility of a non-cash settlement of the remaining amount due. In early November, the Company entered into settlement agreements with both Mr. Dodak and Mr. Fann. The agreements stipulated an immediate payment of $30,000 to each, with a remaining value of $100,000 due to both to be paid in common stock of the Company. The Company has recognized $200,000 of equity-based consulting expense and reduced the related combined liability reflected on its balance sheet of $301,000 to $200,000. Additionally, a non-cash discount expense of $6,400 was recognized due to the average closing price of our common stock for the ten days prior to and including November 30, 2010 of $0.19 as compared to a maximum value of $0.175 be utilized when calculating the remaining shares to be issued to Mr. Dodak.

Refer to Note 10 – Related Party Transactions – for additional information.

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

On July 14, 2010, Mr. McGuire entered into a revised employment agreement, which replaced the prior agreement. The term of this agreement is for one year however, the CEO of the Company, within his sole discretion, may extend this agreement if consented to by Mr. McGuire. In consideration for continuing to serve as the Chief Financial Officer, Mr. McGuire shall receive an annual salary of $130,000 and an annual bonus determined by the Board of Directors of the Company. Mr. McGuire, together with other executives and staff, has agreed to reduce his annual salary to $120,250 until the Board of Directors have determined that Company’s cash flows support the payment of salary in full. Further, the parties have agreed that the unvested portion of the stock option to acquire 1,500,000 shares of common stock previously granted to Mr. McGuire shall be accelerated so that the stock option shall now be fully vested.

If Mr. McGuire’s employment with the Company is terminated by the Company without cause at any time prior July 17, 2011, Mr. McGuire shall receive from the Company severance pay in an amount equal to the greater of (i) his then-current base compensation in effect at the time of such termination through either September 30, 2011 or (ii) twelve months from the date of notice, all unpaid benefits such as accrued vacation and all outstanding expenses and any declared but unpaid annual bonus. If Mr. McGuire’s employment with the Company is terminated by the Company by virtue of the expiration of the McGuire Agreement on July 17, 2011, Mr. McGuire shall be entitled to continue to receive from the Company the balance of his salary still owed to him in accordance with the Company’s general payroll practices as well as any declared but unpaid annual bonus

On August 30, 2010, the Company and Robert Klein entered into a Contract of Employment whereby Mr. Klein agreed to serve as the Chief Executive Officer, South Africa commencing September 1, 2010 through December 31, 2011. The Company agreed to pay Mr. Klein an annual salary of $200,000 as well as to provide Mr. Klein with standard benefits.

Note 13 – Equity Transactions

Sales of Unregistered Common Stock

In October 2010, we sold 5,714,286 units comprised of one share of the Company’s common stock and one common share purchase warrant at an offering price of $0.175 per unit for proceeds of $1,000,000 as detailed below.

October 2010 Financing with Sherington - On October 19, 2010, to obtain funding for the development of the business, the Company entered into a private placement subscription agreement (the “Sherington October 2010 Subscription Agreement”) with Sherington Holdings, LLC pursuant to which Sherington purchased 5,638,890 shares of Common Stock (the “Sherington October 2010 Shares”) at a purchase price of $0.175 per share and a warrant to purchase 5,638,890 shares of Common Stock (the “Sherington October 2010 Warrant”) for aggregate gross proceeds of $986,806.

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

Further, the Company issued to Sherington a Fifth Amended and Restated Warrant (the “Fifth Warrant”), amending the number of shares that Sherington is entitled to from 12,412,427 shares to 9,254,360 shares and recognizing an increased fully-diluted interest in the Company from 49.98% to 55.21%. The Fifth Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 9,254,360 shares of Common Stock of the Company at a price equal to $0.175 per share through December 31, 2013. Notwithstanding the foregoing, the Fifth Warrant shall only be exercisable so that Sherington may maintain its fully-diluted percentage interest in the Company of 55.21% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to Bank Julius Baer & Co. Ltd. and the 1,000,000 warrants issued to Mr. Besuchet. The exercise price of the Fifth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

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

Furthermore, with the execution and delivery of the Sherington October 2010 Subscription Agreement, the Company and Sherington entered into a Commitment Agreement (the “Commitment Agreement”) dated October 19, 2010. Pursuant to the Commitment Agreement, the Company agreed to sell and Sherington agreed to commit to purchase a prescribed pro rata portion of Common Stock of the Company in a private placement. The Company plans to offer shares of the Company’s Common Stock in four tranches, the first tranche (“Tranche 1”) closed on October 19, 2010 and three additional tranches to generate proceeds of $500,000 each are to close in January 2011, April 2011 and July 2011. In addition, in the event that the aggregate funds received from accepted subscriptions of any tranche is less than the applicable tranche cap, Sherington agreed to purchase shares in an aggregate principal amount equal to, and for an aggregate purchase price of, Sherington’s call amount, as defined in the Commitment Agreement.

October 2010 Financing with Accredited Investors – Also on October 19, 2010, the Company entered into a private placement subscription agreement (the “October 2010 Subscription Agreement”) with accredited investors (the “October 2010 Investors”) pursuant to which the October 2010 Investors purchased, in the aggregate, 75,396 shares (the “Purchased Shares”) of the Company’s Common Stock at a purchase price of $0.175 per share and a warrant, to purchase, in the aggregate, 75,396 shares of Common Stock (the “October 2010 Warrant”) for aggregate gross proceeds of $13,194. The October 2010 Investors included Raymond Goldsmith, our Chairman and Chief Executive Officer.

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

The securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The October 2010 Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Anti-Dilutive Warrants - On January 6, 2009, the Company and Sherington closed on a Securities Purchase Agreement pursuant to which Sherington agreed to purchase 8,000,000 shares of common stock and a warrant to purchase 30% of the issued and outstanding shares of the Company on a fully-diluted basis as of January 6, 2009 (the “January 2009 Warrant”) at an exercise price of $0.35 per share. The warrant was exercisable through December 31, 2010.

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

In November 2009, in conjunction with the first closing of the November 2009 private placement, the July 2009 Warrant was cancelled and replaced with the November 2009 Second Amended Warrant (the “the “Second Amended Warrant”). Pursuant to the Second Amended Warrant, Sherington is entitled to purchase 15,533,619 shares of common stock at a price equal to $0.35 per share through December 31, 2013. Notwithstanding the foregoing, the Second Amended Warrant is only exercisable so that Sherington may maintain its fully-diluted percentage interest in the Company of approximately 49% and is only exercisable if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the Second Amended Warrant).

At the second closing of the November 2009 private placement, the Second Amended Warrant was cancelled and replaced with the Restated November 2009 Warrant (the “Third Amended Warrant”), which provides that Sherington is entitled to purchase 19,963,263 shares of common stock of the Company at $0.35 per share through December 31, 2013. Notwithstanding the foregoing, the Third Amended Warrant is only exercisable so that Sherington may maintain its fully-diluted percentage interest in the Company of approximately 57% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the Third Amended Warrant). The exercise price of the Third Amended Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

In conjunction with the June 2010 private placement, the Third Amended Warrant was cancelled and replaced with the June 2010 Fourth Amended Warrant (the “Fourth Amended Warrant”), amending the number of shares that Sherington is entitled to from 19,963,263 shares to 12,412,427 shares and also recognizing a decrease of its fully-diluted interest in the Company from 57.08% to 49.98%. The Fourth Amended Warrant provides that Sherington is entitled to purchase 12,412,427 shares of Common Stock at $0.175 per share through December 31, 2013. Notwithstanding the foregoing, the Fourth Amended Warrant is only exercisable so that Sherington may maintain its fully-diluted percentage interest in the Company of approximately 49.98% and is only exercisable if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to the investor and the 1,000,000 warrants issued to Mr. Besuchet as part of this financing. The exercise price of the Fourth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

Stock Options

At November 30, 2010, the Company has 5,755,159 outstanding options as detailed below:

Quantity	% Vested	Exercise Price/Range	Expiration Date/Range
3,500,000	100%	$0.26	June 2014
550,000	100%	$0.20	July 2015
500,000	50%	$0.29	July 2014
500,000	67%	$0.39	July 2013
500,000	100%	$0.40	October 2013
90,000	33%	$0.40	January 2014
120,159	33%	$0.40 - $0.45	September 2013 to January 2014
45,000	33%	$0.745	October 2013

5,755,159

Stock Warrants

As of November 30, 2010, the Company has 36,843,430 outstanding warrants; 9,254,360 potential anti-dilutive warrants.

Quantity	Exercise Price/Range	Expiration Date Range
5,766,286	$0.20 to $0.25	December 2010 to July 2011
11,791,428	$0.175	October 2011 to November 2011
18,285,716	$0.175 to $0.25	April 2012 to Oct 2012
1,000,000	$0.20	June 2013

36,843,430		Sub-total of outstanding warrants
9,254,360	$0.175	Potential anti-dilutive Sherington warrant

46,097,790		Total outstanding and potential warrants

Note 14 – Subsequent Events

On December 6, 2010, 52,000 warrants with an exercise price of $0.25 per share expired.

On December 15, 2010, the Company held its annual shareholder meeting in Atlanta, Georgia. For the voting results, refer to our Form 8-K filed December 20, 2010.

On December 20, 2010, the Company filed a Form S-8 with the SEC to register 2 million shares issuable under the Company’s 2010 Stock Compensation Plan.

On January 6, 2011, the Company renewed its annual lease for the Jacksonville, Florida office at an annual cost of $25,623.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements in the annual report on Form 10-K filed on November 29, 2010. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

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

BUSINESS

In accordance with Item 303 (b) (Instructions to Item 303 (b): 2), the Company recommends and presumes that users of the interim financial information have read or have access to our last annual filing (“Form 10-K filing”) filed November 29 2010; and in relation to this discussion and analysis, such users have in particular read the section of that document headed “BUSINESS DESCRIPTION.”

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

Progress from September 1, 2010 to November 30, 2010

On October 19, 2010, to obtain funding for the further development of the business, the Company closed a non-brokered private placement with accredited investors who purchased 5,714,286 of the Company’s common stock at a purchase price of $0.175 per share and warrants to purchase, in the aggregate, 5,714,286 shares of common stock exercisable at $0.175 per share for aggregate gross proceeds of $1,000,000.

During the three months ended November 30, 2010, the quantity of cards issued to our customers increased approximately 12%; and the number of issued and active cards increased 52% from approximately 23,400 as of August 31, 2010 to 35,600. The amount of funds loaded onto cards this quarter increased 69% as compared to the previous quarter and the quantity of transactions increased approximately 62%.

Additionally, the Company implemented several strategic reorganizational initiatives specifically designed to streamline its senior management structure, reduce corporate overhead and strengthen its overall operating platform.

Key restructuring initiatives include:

•	changes to the composition of the Board of Directors, which has reduced the number of Board members from nine to four;

•

expansion of the leadership role of current Chairman Raymond Goldsmith through his appointment to the additional posts of President and Chief Executive Officer, replacing the Company’s former President and CEO John Hancock;

•	the elimination of approximately $1,000,000 in annual expected corporate overhead expenses through corporate staff and cost reductions in the U.S.; and

•	utilization of savings to be recognized from the reduction of corporate overhead expenses to support growth in our South Africa operations and expansion into other emerging markets.

Results of Operations

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

In addition to providing comparative results of operations for the three months ended November 30, 2010 and 2009, we have also included data relating to our comparative results on a subsequent quarter-over-quarter basis for the three months ended November 30 and August 31, 2010 so that we may provide greater perspective on our short-term progress and prevailing growth trends. The following table provides the statements of the operations data for the quarters ended November 30, 2010 and August 31, 2010 as a percentage of revenue. The trends suggested by this table may not be indicative of future operating results:

Quarter-Over-Quarter Comparative Results for the Three Months Ended:

	November 30, 2010	% of Revenue	August 31, 2010	% of Revenue	Change	% of Change
Operations Data:
Revenue	$364,679		$206,736		$157,943	76.4%
Cost of revenue	227,402	62.4%	139,716	67.6%	87,686	62.8%

Gross margin	137,277	37.6%	67,020	32.4%	70,257	104.8%
Total operating expense	1,181,440	324.0%	1,139,019	551.0%	42,421	3.7%

Loss from operations	(1,044,163)	-286.3%	(1,071,999)	-518.5%	27,836	-2.6%
Total other income/(expense)	(10,055)	-2.8%	(160,048)	-77.4%	149,993	-93.7%

Net loss	$(1,054,218)	-289.1%	$(1,232,047)	-596.0%	$177,829	-14.4%

Net loss per common share:	$(0.01)		$(0.02)

Financial Condition and Liquidity Data:
Cash (period end)	$491,006		$367,421
Net cash used in operating activities	$(822,431)		$(735,713)
Non-cash expenses	$196,825		$500,469

Comparison of Results of Operations for the Three Months Ended November 30, 2010 and 2009.

Revenue

For the three months ended November 30, 2010, revenue was $364,679, an increase of $286,984, or 369.4%, as compared to $77,695 for the three months ended November 30, 2009. Components of revenue include approximately $204,000 from ATM fees, $55,000 from the sale of cards and security tokens, $47,000 from service charges, and $59,000 of other fee-based revenue.

For the three months ended November 30, 2010, revenue from Adcorp Holdings accounted for approximately 63% of revenue. No other single customer accounted for more than 8% of revenue.

For the three months ended November 30, 2009, revenue of $77,695 consisted of approximately $45,000 from the sale of cards and security tokens, $16,000 from ATM fees, $8,000 from service charges and $9,000 of other fee-based revenue.

Cost of Revenue

For improved comparison of card- and transaction-related cost to revenue, certain costs are now presented as “Processing, Technical and Financial Expense” and are included in Operating Expense rather than as Cost of Revenue.

The cost of revenue will generally correspond with the change in revenue.

For the three months ended November 30, 2010, the cost of revenue was $227,402, an increase of $191,425, or 532.1%, as compared to $35,977 for the three months ended November 30, 2009. Costs of revenue as a percentage of revenue were 62.4% for the three months ended November 30, 2010 as compared to 46.3% for the three months ended November 30, 2009.

During the three months ended November 30, 2010:

•	approximately $165,000, or 45.2%, of revenue was for ATM fee-related expense as compared to $12,000, or 15.7%, for the three months ended November 30, 2009;

•	the cost of cards and tokens was approximately $27,000, or 7.3%, of revenue as compared to $21,000, or 23.9%, for the three months ended November 30, 2009;

•	the cost of service charges was approximately $29,000, or 7.9%, of revenue as compared to $2,000, or 2.7%, for the three months ended November 30, 2009; and

•	other fee-related charges totaled approximately $6,000, or 2.0%, of revenue as compared to $1,000, or 1.1%, for the three months ended November 30, 2009.

Key to these increases is the number of issued and active cards during the three months ended November 30, 2010 as compared to the three months ended November 30, 2009.

Gross Profit

Due to the presentation change as noted in “Cost of Revenue” the Company is reporting gross profit from operations.

The gross profit for the three months ended November 30, 2010 and 2009 was $137,277, or 37.6% of revenue, and $41,718, or 53.7% of revenue, respectively, an increase of $95,559, or 229.1%.

Operating Expenses

For the three months ended November 30, 2010, total operating expense was $1,181,440, an increase of $120,314, or 11.3%, as compared to $1,061,126 for the three months ended November 30, 2009. Costs as a percentage of revenue were 324.0% for the three months ended November 30, 2010 as compared to 1,365.8% for the three months ended November 30, 2009.

During the three months ended November 30, 2010:

•

$379,736, or 104.1% of revenue, was for processing, technical and other financial fees associated with our card operations as compared to $168,758, or 217.2% of revenue, for the three months ended November 30, 2009;

•

$357,078, or 97.9% of revenue, was for salaries and benefits as compared to $458,209, or 589.8% of revenue, for the three months ended November 30, 2009. The decrease of $101,131, or 22.1%, primarily reflects a decrease of $133,119 in wages to US-based employees as the salaries of two US-based officers were eliminated effective September 1, 2010. Additionally, our monthly salary expense was reduced by approximately $16,000 as of November 1, 2010 as our Vice President of EMEA resigned her position. However, effective September 1, 2010, the Company hired Robert Klein, whose monthly salary is approximately $19,000, and we utilized $17,184 of temporary labor in South Africa. The Company also reduced its equity-based compensation by approximately $28,000 as compared to the three months ended November 30, 2009;

•

$72,419, or 19.9% of revenue, was for travel expenses as compared to $93,653, or 120.5%, a decrease of $21,234 as compared to the three months ended November 30, 2009 as management’s hands-on support of the South Africa operations decreased;

•

$236,003, or 64.7% of revenue, was for professional and consultant fees as compared to $203,739, or 262.2% of revenue, an increase of $32,264, or 15.8%, for the three months ended November 30, 2009. During the three months ended November 30, 2010, the Company recognized legal fees of $28,929, an increase of $5,468 as compared to $23,461 for the three months ended November 30, 2009; our external accounting firm’s fees were $34,000 as compared to $34,500 for the quarter ended November 3, 2009 and business development fees were $29,250 as compared to having incurred no expense for the quarter ended November 30, 2009. Additionally, other consulting expense netted to $$143,824, of which $200,000 is equity-based expense which is offset by a decrease of $57,000 cash-based consulting expense, for the three months ended November 30, 2010 as compared to $145,778, of which $73,463 was equity-based expense, the three months ended November 30, 2009;

•	$71,143, or 19.5% of revenue, was recognized for depreciation and amortization expense, an increase of $306 as compared to $70,837, or 91.2% of revenue, for the three months ended November 30, 2009;

•	$65,061, or 17.8% of revenue, was for other selling, general and administrative expense as compared to $65,930, or 84.9% of revenue, for the three months ended November 30, 2009, a decrease of $869.

Operating expense of $1,061,126 for the three months ended November 30, 2009 was comprised of:

•	$168,758 for processing, technical and other financial fees which were previously reported as costs of revenue and certain consulting expenses;

•	$458,209 for salaries and benefits of which $34,786 was non-cash expense related to vested options;

•	$203,739 for professional and consultant fees of which $35,000 was non-cash equity-based expense for shares distributed to directors;

•	travel expense was $93,653;

•	depreciation and amortization expense was $70,837;

•	Other Expense of $65,930 includes $23,074 for rent and utilities; $16,130 for communication; $14,624 for insurance; $4,904 for investor relations; $7,198 in other general office expense.

Other Income and Expense

Total other income and expense for the three months ended November 30, 2010 and 2009 netted to an expense of $10,055, or 2.8% of revenue, and $93,821, or 120.8% of revenue, respectively.

For the three months ended November 30, 2010, we recognized $6,496 of interest expense, of which $6,400 is a non-cash discount to recognize the difference between the average market closing price of $0.19 for the ten days prior to November 30, 2010 on the value of the shares due to Mr. Dodak as per the Settlement and Release Agreement and a loss of $5,338 for the remeasurement of transactions from SA Rands to US Dollars, which is offset by miscellaneous income of $1,779.

Total other income and expense from continuing operations for the three months ended November 30, 2009 netted to an expense of $93,821. Components included $41,667 of non-cash interest expense associated with the beneficial conversion feature of the convertible note payable; a loss of $27,591 on foreign currency translation; $25,515 for accrued non-cash interest primarily on the convertible note payable and interest income of $952.

Also, for the three months ended November 30, 2009, we recognized an expense of $26,431 for a stock price indemnity agreement associated with our Atlas discontinued operations.

Liquidity and Capital Resources

As of November 30, 2010, we had cash of $491,006, current assets of $592,634 and current liabilities of $590,357.

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

Operating Activities

For the three months ended November 30, 2010 and 2009, our operating activities resulted in a net cash outflow of $822,431 and $710,125, respectively.

The net operating cash outflow of $822,431 for the three months ended November 30, 2010 reflects a loss of $1,054,218 as a result of the following components:

•	adjustments for depreciation and amortization of $71,143;

•	equity-based compensation of $207,983, of which $200,000 is to recognize the expense of the Dodak and Fann Settlement and Release agreements and $7,983 is related to vested options;

•	non-cash interest expense of $6,400;

•	a decrease of $13,645 for accounts receivable;

•	a decrease of $43,491 for prepaid expenses and other current assets;

•	an increase of $4,772 for deposits;

•

an increase of $55,321in accounts payable and other accrued liabilities which, when adjusted to eliminate the effect of a $6,400 non-cash interest expense component of the accrual, nets to an increase of $48,921;

•	a decrease in accrued payroll and benefits of $4,428; and

•

an increase of $49,404 in amounts due to related parties which, when adjusted to eliminate the effect of a $200,000 non-cash consulting expense component of the accrual, nets to a decrease of $150,596.

The net operating cash outflow of $710,125 for the three months ended November 30, 2009 reflects a loss of $1,139,660 and significant components include:

•	adjustments for depreciation and amortization of $70,837;

•	equity-based compensation of $108,247, which includes $35,000 for stock grants to certain directors and $73,247 for vested options;

•	the recognition of a non-cash expense of $41,667 for the beneficial conversion feature of the convertible note payable;

•	the recognition of an expense of $26,431 for the stock price indemnity liability;

•	an increase in our liability to related parties for $71,332 for travel expense;

•	an increase in accounts receivable of $43,063 as the South Africa operations progress and more plastic cards are sold;

•	a decrease in prepaid expenses and other assets of $44,513 for insurances and the annual MasterCard fee;

•	an increase in accounts payable and accrued liabilities of $56,558 as the South Africa operations progress and additional products and services are needed; and

•

an increase in accrued salaries and benefits of $53,013 due to an accrual of approximately $21,000 for payroll taxes, $15,000 for the November London salary and an increase of $17,000 in accrued paid-time-off.

Investing Activities

Our investing activities resulted in a net cash outflow of $42,766 for the three months ended November 30, 2010 as compared to a net cash outflow of $1,733 for the three months ended November 30, 2009.

In November 2010, the Company purchased a vehicle for $38,584 and various computer hardware and software for $4,183.

During the three months ended November 30, 2009, the Company replaced two computers for $1,733.

Financing Activities

As the Company sold 5,714,286 shares of stock in October 2010, our financing activities resulted in a cash inflow of $988,782, net of cash offering costs of $11,218, for the three months ended November 30, 2010.

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

Customer Relations

Our content providers provide all back-up and product-related customer service, interfacing with our support team. We maintain detailed records of every sales contact, including source of inquiry, client needs, employment and income, if available.

Customer service is currently provided by the outsourced customer service provider through our third-party supplier. In this way, our customer service functions are scalable, bilingual and can be managed to handle one or multiple programs.

Commitments and Obligations

As previously addressed in Note 12 – Commitments and Obligations, the Company has the following commitments and obligations:

Leases

•

The Company paid a deposit of $5,770 and signed a lease agreement for its Jacksonville Florida office on an 18-month basis starting August 1, 2009 and continuing through December 31, 2010. The monthly lease amount, net of a 50% discount from August 2009 through January 31, 2010, was $1,290. Effective February 1, 2010, the discount expired and the lease amount increased to approximately $2,600. Prior to this lease, the Company was paying $4,721 monthly for its office lease. The Company has recognized $7,736 for lease and lease-related expense for the corporate office during the three months ended November 30, 2010. Additionally, on January 6, 2011, the Company renewed its annual lease for the Jacksonville, FL offices at an annual cost of $25,623.

•

The Company’s South Africa operations paid a deposit of approximately $17,500 and signed a five-year lease agreement starting April 1, 2009 and continuing through March 31, 2014. The current monthly lease amount (adjusted for utilities) is approximately $4,000, subject to the foreign exchange rate. The Company has recognized $22,084 for lease and utilities expense during the three months ended November 30, 2010.

•

The Company’s South Africa operations also entered into a three-year lease, effective October 2008, for its dedicated data hosting solution, which is located in a fully secured data center. The monthly cost of the lease is approximately $11,750, subject to the foreign exchange rate. For the three months ended November 30, 2010, the Company recognized $39,806 for lease expense for the hosting facilities.

•

The Company’s South Africa operations entered into a one-year lease, effective October 1, 2010 for a rental house for Robert Klein during his stay in South Africa. The monthly cost of the lease is approximately $5,300, subject to the foreign exchange rate. For the three months ended November 30, 2010, the Company recognized $14,778 for lease expense for the house.

Our approximate remaining lease obligations under the current leases are as follows:

Fiscal 2011	$160,000
Fiscal 2012	107,000
Fiscal 2013	100,000
Fiscal 2014	52,000

Total	$419,000

Royalties

As part of the GCC Software License Agreement (the “License”) with World Processing, Ltd., royalties are to be paid at varying rates as various threshold quantities of transactions are achieved. These thresholds are to be considered in the aggregate with respect to all financial transactions that utilize the GCC software and will not be deemed an annual threshold or a threshold calculated on a per location basis. Accordingly, once royalties of $20,000 have been paid on the first million financial transactions, the Company will pay royalties of $60,000 for the next four million financial transactions; $50,000 for the next five million financial transactions; $200,000 for the next forty million transactions; and $2,500 for each million transactions thereafter. For the three months ended November 30, 2010, the Company accrued $6,700 for royalties expense.

Consulting Services

As a condition to the October 2008 Sherington Agreement closing, Michael Dodak, the former CEO, and David Fann, the former President and current Secretary and Director, agreed that their employment agreements would be converted to Consulting Agreements effective December 5, 2008 for Mr. Dodak and effective February 1, 2009 for Mr. Fann. Each agreement was for a monthly fee of $10,000. However, in conjunction with other cost-cutting measures initiated by the Company during the last fiscal year ended August 31, 2010, and to contribute toward improving cash flow, Mr. Dodak and Mr. Fann agreed to defer a portion of their fees through September 30, 2010. During September 2010, the Company paid a total of $8,500 toward the deferred amount. In October, negotiations began regarding the possibility of a non-cash settlement of the remaining amount due. In early November, the Company entered into settlement agreements with both Mr. Dodak and Mr. Fann. The agreements stipulated an immediate payment of $30,000 to each, with a remaining value of $100,000 due to both to be paid in common stock of the Company.

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

On July 14, 2010, Mr. McGuire entered into a revised employment agreement, which replaced the prior agreement. The term of this agreement is for one year however, the CEO of the Company, within his sole discretion, may extend this agreement if consented to by Mr. McGuire. In consideration for continuing to serve as the Chief Financial Officer, Mr. McGuire shall receive an annual salary of $130,000 and an annual bonus determined by the Board of Directors of the Company. Mr. McGuire, together with other executives and staff, has agreed to reduce his annual salary to $120,250 until the Board of Directors have determined that Company’s cash flows support the payment of salary in full. Further, the parties have agreed that the unvested portion of the stock option to acquire 1,500,000 shares of common stock previously granted to Mr. McGuire shall be accelerated so that the stock option shall now be fully vested.

If Mr. McGuire’s employment with the Company is terminated by the Company without cause at any time prior July 17, 2011, Mr. McGuire shall receive from the Company severance pay in an amount equal to the greater of (i) his then-current base compensation in effect at the time of such termination through either September 30, 2011 or (ii) twelve months from the date of notice, all unpaid benefits such as accrued vacation and all outstanding expenses and any declared but unpaid annual bonus. If Mr. McGuire’s employment with the Company is terminated by the Company by virtue of the expiration of the McGuire Agreement on July 17, 2011, Mr. McGuire shall be entitled to continue to receive from the Company the balance of his salary still owed to him in accordance with the Company’s general payroll practices as well as any declared but unpaid annual bonus

On August 30, 2010, the Company and Robert Klein entered into a Contract of Employment whereby Mr. Klein agreed to serve as the Chief Executive Officer, South Africa commencing September 1, 2010 through December 31, 2011. The Company agreed to pay Mr. Klein an annual salary of $200,000 as well as to provide Mr. Klein with standard benefits.

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

We evaluate the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account, and related bad debts is based upon our review of the collectability of our receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. We use the direct write-off method for accounts receivable that are determined to be uncollectable and believe there is no material difference in this method from the allowance method. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company has no allowance for doubtful accounts as of November 30, 2010.

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

We have a capitalized intangible asset, which is the purchase of the software license from World Processing, Ltd., the parent company GCC, and associated fees relative to its modification to meet our needs. In recognition of the right to receive future cash flows related to transactions of the asset, we will amortize this value over seven years, as it is anticipated that the software would continue to grow with our needs. Additionally, annual impairment tests are performed with any impairment recognized in current earnings.

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

Contractual Obligations and Commitments

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Leases	$418,668	$194,215	$224,453	$—	$—
Purchase Obligations	$—	$—	$—	$—	$—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$—	$—	$—	$—	$—
Total	$418,668	$194,215	$224,453	$—	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of November 30, 2010, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of November 30, 2010 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(a) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended November 30, 2010 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of November 30, 2010, we know of no material, existing or pending legal proceedings against our Company.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item, however, a detailed discussion of risk factors can be found within the Form 10-K for the year ended August 31, 2010 of FNDS3000 Corp which was filed with the SEC on November 29, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2010, we sold 5,714,286 units comprised of one share of the Company’s common stock and one common share purchase warrants at an offering price of $0.175 per unit for proceeds of $1,000,000 as detailed below.

October 2010 Financing with Sherington - On October 19, 2010, to obtain funding for the development of the business, the Company entered into a private placement subscription agreement (the “Sherington October 2010 Subscription Agreement”) with Sherington Holdings, LLC pursuant to which Sherington purchased 5,638,890 shares of Common Stock (the “Sherington October 2010 Shares”) at a purchase price of $0.175 per share and a warrant to purchase 5,638,890 shares of Common Stock (the “Sherington October 2010 Warrant”) for aggregate gross proceeds of $986,806.

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

Further, the Company issued to Sherington a Fifth Amended and Restated Warrant (the “Fifth Warrant”), amending the number of shares that Sherington is entitled to from 12,412,427 shares to 9,254,360 shares and recognizing an increased fully-diluted interest in the Company from 49.98% to 55.21%. The Fifth Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 9,254,360 shares of Common Stock of the Company at a price equal to $0.175 per share through December 31, 2013. Notwithstanding the foregoing, the Fifth Warrant shall only be exercisable so that Sherington may maintain its fully-diluted percentage interest in the Company of 55.21% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to Bank Julius Baer & Co. Ltd. and the 1,000,000 warrants issued to Mr. Besuchet. The exercise price of the Fifth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

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

Furthermore, with the execution and delivery of the Sherington October 2010 Subscription Agreement, the Company and Sherington entered into a Commitment Agreement (the “Commitment Agreement”) dated October 19, 2010. Pursuant to the Commitment Agreement, the Company agreed to sell and Sherington agreed to commit to purchase a prescribed pro rata portion of Common Stock of the Company in a private placement. The Company expects to offer shares of the Company’s Common Stock in four tranches, the first tranche (“Tranche 1”) closed on October 19, 2010 and three additional tranches to generate proceeds of $500,000 each are to close in January 2011, April 2011 and July 2011. In addition, in the event that the aggregate funds received from accepted subscriptions of any tranche is less than the applicable tranche cap, Sherington agreed to purchase shares in an aggregate principal amount equal to, and for an aggregate purchase price of, Sherington’s call amount, as defined in the Commitment Agreement.

October 2010 Financing with Accredited Investors – Also on October 19, 2010, the Company entered into a private placement subscription agreement (the “October 2010 Subscription Agreement”) with accredited investors (the “October 2010 Investors”) pursuant to which the October 2010 Investors purchased, in the aggregate, 75,396 shares (the “Purchased Shares”) of the Company’s Common Stock at a purchase price of $0.175 per share and a warrant, to purchase, in the aggregate, 75,396 shares of Common Stock (the “October 2010 Warrant”) for aggregate gross proceeds of $13,194. The October 2010 Investors included Raymond Goldsmith, our Chairman and Chief Executive Officer.

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

The securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The October 2010 Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Anti-Dilutive Warrants - On January 6, 2009, the Company and Sherington closed on a Securities Purchase Agreement pursuant to which Sherington agreed to purchase 8,000,000 shares of common stock and a warrant to purchase 30% of the issued and outstanding shares of the Company on a fully-diluted basis as of January 6, 2009 (the “January 2009 Warrant”) at an exercise price of $0.35 per share. The warrant was exercisable through December 31, 2010.

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

In November 2009, in conjunction with the first closing of the November 2009 private placement, the July 2009 Warrant was cancelled and replaced with the November 2009 Second Amended Warrant (the “the “Second Amended Warrant”). Pursuant to the Second Amended Warrant, Sherington is entitled to purchase 15,533,619 shares of common stock at a price equal to $0.35 per share through December 31, 2013. Notwithstanding the foregoing, the Second Amended Warrant is only exercisable so that Sherington may maintain its fully-diluted percentage interest in the Company of approximately 49% and is only exercisable if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the Second Amended Warrant).

At the second closing of the November 2009 private placement, the Second Amended Warrant was cancelled and replaced with the Restated November 2009 Warrant (the “Third Amended Warrant”), which provides that Sherington is entitled to purchase 19,963,263 shares of common stock of the Company at $0.35 per share through December 31, 2013. Notwithstanding the foregoing, the Third Amended Warrant is only exercisable so that Sherington may maintain its fully-diluted percentage interest in the Company of approximately 57% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington and the Third Amended Warrant). The exercise price of the Third Amended Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like

In conjunction with the June 2010 private placement, the Third Amended Warrant was cancelled and replaced with the June 2010 Fourth Amended Warrant (the “Fourth Amended Warrant”), amending the number of shares that Sherington is entitled to from 19,963,263 shares to 12,412,427 shares and also recognizing a decrease in its fully-diluted interest in the Company from 57.08% to 49.98%. The Fourth Amended Warrant provides that Sherington is entitled to purchase 12,412,427 shares of Common Stock at $0.175 per share through December 31, 2013. Notwithstanding the foregoing, the Fourth Amended Warrant is only exercisable so that Sherington may maintain its fully-diluted percentage interest in the Company of approximately 49.98% and is only exercisable if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to the investor and the 1,000,000 warrants issued to Mr. Besuchet as part of this financing. The exercise price of the Fourth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

4.1	Private Placement Subscription Agreement by and between FNDS3000 Corp and Sherington Holdings, LLC, dated October 19, 2010 (1)

4.2	Fifth Amended and Restated Warrant to Purchase Common Stock issued to Sherington Holdings, LLC, dated October 19, 2010 (1)

4.3	Form of Warrant issued on October 19, 2010 (1)

4.4	Form of Private Placement Subscription Agreement by and between FNDS3000 Corp and the October 2010 Investors, dated October 19, 2010 (1)

4.5	Sixth Amendment to the Registration Rights Agreement by and between FNDS3000 Corp and Sherington Holdings, LLC, dated October 19, 2010 (1)

4.6	Commitment Agreement by and between FNDS3000 Corp and Sherington Holdings, LLC, dated October 19, 2010 (1)

4.7	2010 Equity Compensation Plan (3)

10.1	Contract of Employment entered into by and between FNDS3000 Corp and Robert Klein (1)

31.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Agreement and Release by and between FNDS3000 Corp and Mike Dodak, dated November 2, 2010 (2)

99.2	Agreement and Release by and between FNDS3000 Corp and David Fann, dated November 2, 2010 (2)

(1)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 4, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 20, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Raymond L. Goldsmith
Name:	Raymond L. Goldsmith
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	January 14, 2011

By:	/s/ Joseph F. McGuire
Name:	Joseph F. McGuire
Title:	Chief Financial Officer (Principal Financial Officer)

Date:	January 14, 2011