Form 10-Q
period 2011-02-28
FNDS3000 Corp
filed 2011-04-14
CIK 1369748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

As of April 14, 2011, the Company had outstanding 82,573,661 shares of its common stock, par value $0.001.

FNDS3000 CORP AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended February 28, 2011

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

FNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2011	August 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$289,392	$332,399
Accounts receivable, net	17,220	32,512
Prepaid expenses and other current assets	123,997	126,252

Total current assets	430,609	491,163
Deposits	34,916	29,701
Restricted cash	92,053	35,022
Property and equipment, net	91,944	77,004
Software license, net	1,118,467	1,236,199

Total assets	$1,767,989	$1,869,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363,694	$164,032
Accrued payroll and benefits	79,676	95,975
Other accrued liabilities	27,454	26,149
Due to related parties	98,445	203,902

Total current liabilities	569,269	490,058
Total liabilities	569,269	490,058

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 150,000,000 shares authorized; 78,796,683 issued and outstanding, February 28, 2011; 68,959,019 issued and outstanding, August 31, 2010;	78,797	68,959
Additional paid-in capital	19,443,705	17,789,805
Accumulated deficit	(18,323,782)	(16,479,733)

Total stockholders’ equity	1,198,720	1,379,031

Total liabilities and stockholders’ equity	$1,767,989	$1,869,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2011	2010	2011	2010
Revenue, net	$545,951	$89,414	$910,630	$167,109
Cost of revenue	341,729	46,894	569,131	82,870

Gross margin	204,222	42,520	341,499	84,239
Operating expenses:
Processing, technical and financial expense	384,438	196,404	764,174	365,164
Salaries and benefits expense	382,278	455,970	739,357	914,179
Travel expense	28,576	62,512	100,995	156,165
Professional and consultant expense	53,460	145,442	289,463	349,180
Depreciation and amortization expense	72,171	68,885	143,314	139,722
Other selling, general and administrative expense	88,006	88,407	153,067	154,337

Total operating expense from operations	1,008,929	1,017,620	2,190,370	2,078,747

Loss from operations	(804,707)	(975,100)	(1,848,871)	(1,994,508)

Other income (expense):
Interest and other income	6,733	2,978	8,512	3,930
Non-cash interest income/(expense)	6,400	(150,000)	—	(216,945)
Interest and other expense	(299)	(366)	(395)	(603)
Gain/(loss) from foreign currency remeasurment	4,110	16,487	(1,228)	(11,104)
Loss from asset disposal	(2,067)	—	(2,067)	—

Total other income (expense) from operations	14,877	(130,901)	4,822	(224,722)

Loss from operations before income taxes	(789,830)	(1,106,001)	(1,844,049)	(2,219,230)
Provision for income taxes	—	—	—	—

Loss from operations	(789,830)	(1,106,001)	(1,844,049)	(2,219,230)

Stock price indemnity	—	—	—	(26,431)

Loss from discontinued operations	—	—	—	(26,431)

Net loss	$(789,830)	$(1,106,001)	$(1,844,049)	$(2,245,661)

Net loss per common share:
Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted average common shares:
Basic and diluted	76,148,269	47,314,185	73,922,893	47,314,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended February 28,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,844,049)	$(2,245,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143,314	139,722
Contributed services	45,000	—
Equity-based compensation	184,231	213,850
Loss on asset disposal	2,067	—
Accretion of non-cash beneficial conversion feature on convertible note payable - related party	—	166,667
Bad debt allowance	12,460	28,215
Reserve for chargebacks/fraud	9,768	—
Non-cash interest expense	—	50,278
Stock price indemnity expense	—	26,431
Change in operating assets and liabilities:
Accounts receivable	2,832	(52,082)
Prepaid expenses and other assets	2,255	(43,624)
Deposits	(5,215)	578
Restricted cash	(57,031)	(442)
Accounts payable and other accrued liabilities	191,200	66,117
Accrued payroll and benefits	(16,299)	22,429
Stock price indemnity liability	—	(137,860)
Due to related parties	(126,758)	(66,869)

Net cash used in operating activities	(1,456,225)	(1,832,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(42,590)	(1,886)

Net cash used in investing activities	(42,590)	(1,886)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	1,500,000	1,800,000
Offering costs	(44,192)	(42,882)

Net cash provided by financing activities	1,455,808	1,757,118

Net decrease in cash	(43,007)	(77,019)
Cash at beginning of year, net of restricted cash	332,399	371,644

CASH AT END OF PERIOD, net of restricted cash	$289,392	$294,625

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$395	$603

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Consulting services provided as additional consideration for shares issued	$—	$250,000

Beneficial conversion feature on convertible note payable - related party	$—	$166,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

FNDS3000 CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FNDS3000 Corp (the “Company,” FNDS3000,” “we,” “our,” “its” or “us”) and subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial statements. Therefore, they include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Form 10-K for the year ended August 31, 2010 of FNDS3000 Corp which was filed with the Securities and Exchange Commission on November 29, 2010.

These interim condensed consolidated financial statements of FNDS3000 Corp and its subsidiaries present the audited consolidated balance sheet as of August 31, 2010, the unaudited condensed consolidated balance sheet as of February 28, 2011 and the unaudited condensed consolidated statements of operations for the three and six months ended February 28, 2011 and 2010 and statements of cash flows for the six months ended February 28, 2011 and 2010. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2011 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Note 2 – Going Concern

Our financial statements are prepared in accordance with United States generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of February 28, 2011, our working capital deficit was approximately $138,700. As we have incurred approximately $18.3 million in losses since our inception, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Note 3 – Formation, Background and Operations of the Company

Corporate History

FNDS3000 Corp was formed to take advantage of the dynamic growth occurring in the global prepaid card market. Our focus is on pursuing compelling, high growth business opportunities specifically in developing international prepaid markets. We established our base of operations in Johannesburg, South Africa, which will ultimately serve to support an anticipated global customer base concentrated in Africa, the Middle East and Southern Europe.

FNDS3000 Corp was incorporated on January 24, 2006 in the State of Delaware and is headquartered in Jacksonville, Florida. Our fiscal year end is August 31. On March 28, 2008, we changed the Company’s name to FNDS3000 Corp from FundsTech Corp.

In 2008, FNDS3000 became the first non-South African company to receive MasterCard certification in that country, which was a fundamental objective for advancing our business plan. During December 2008 and January 2009, a change of executive management occurred and Sherington Holdings, LLC (“Sherington”) became a major investor.

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

During the latter part of 2009, one of our key distributors, Australis, encountered internal difficulties. These difficulties continued to increase through February 28, 2010 and ultimately, in March 2010, the Company and Australis agreed to terminate the agreement between the companies. Thereafter, we entered into direct contractual relationships with the former customers of Australis and we intend to continue to develop this sales avenue.

After integrating a mobile banking solution into our processing platform in the fall of 2009, we concluded the Market Test Phase of our processing platform and commenced Production Rollout of our prepaid payroll programs to businesses in South Africa on schedule in late December 2009.

Early on in our Production Rollout phase, our distributors and corporate clients encountered logistical and procedural delays in distributing cards to cardholders. We found the process significantly slower than expected, which adversely influenced the speed and rate of card activation. As a result, the Company refocused staff on supporting and assisting distributors and corporate clients in meeting this challenge. Operating metrics and emerging trends are indicating that we have begun to achieve growing market acceptance.

During the months of December 2009 through May 2010, we further developed our plans and programs for micro financing, which we believe offers particular attractions in high-volume potential repeat business without the challenges of distribution, as the cardholder is present at the time funds are loaded to a card.

In July 2010, the decision was made to appoint Robert Klein, a Sherington consultant who had been working with the Company since October 2009, as President and Chief Executive Officer–South Africa to lead the day-to-day operations of FNDS3000 South Africa in order to further strengthen our South Africa operations team as well as our marketing and contract management expertise, thus positioning us for our next critical growth phase.

On September 29, 2010, shareholders of the Company holding a majority of the issued and outstanding shares of common stock of the Company voted to reduce the size of our Board of Directors to five and therefore removed, without cause, David Fann, John Hancock, Don Headlund, Ernst Schoenbaechler and John Watson from their positions as directors.

On September 30, 2010, several changes occurred to the composition of our executive management. The Board removed John Hancock, President and CEO, and John Watson, Executive Vice President, from their positions as executive officers of the Company and David Fann resigned from his position as Corporate Secretary. In conjunction with these changes, the Board appointed Raymond Goldsmith as President and CEO, Riva Smith as Corporate Secretary and Derek Mitchell as a director of the Company. Mr. Mitchell has served as Director of Business Affairs of International Sports Multimedia, Ltd. (“ISM”) since January 2009. Raymond Goldsmith, our CEO and Chairman, is the founder, Chairman and CEO of ISM. Since 1998, Ms. Smith has served as Executive Assistant to Mr. Goldsmith in his capacity as Chairman and CEO of ISM.

On October 23, 2010, Victoria Vaksman resigned her position as Executive Vice President, EMEA (Europe, Middle East and Africa).

On November 23, 2010, the Board of Directors amended the Bylaws to provide that the annual meeting may be set by the Board of Directors at its discretion. At the December 15, 2010 annual shareholders meeting, the majority of shareholders voted to further reduce the size of the Board to four members.

We have experienced delays associated with card distribution and activation. These delays, having extended the period during which funds must be expended without having significant revenue, led to the need for additional financing. As of February 28, 2011, approximately $12.3 million from sales of our common stock and warrants, along with convertible notes for $1.5 million have provided the required financing.

Because we cannot anticipate when significant revenue will be generated, and our monthly cash needs range between approximately $200,000 and $250,000, we will need to raise additional funds to continue to execute our business plan, respond to competitive pressures and to react to unanticipated requirements or expenses.

During the six months ended February 28, 2011, through sales of our common stock, we raised $1 million in October 2010 and another $500,000 in January 2011. We estimate that we will require an additional $1 million to $1.25 million to carry out our business plan for the remaining six months of fiscal 2011 from March 1 through August 31, 2011. These funds will provide us with necessary working capital to support our South Africa business operations while we work toward achieving positive cash flow, as well as to finance planned growth initiatives in that market to support our anticipated growth. We will require additional funds to provide for strategic expansion of our business into other targeted developing prepaid markets.

We plan to raise any such additional capital primarily through the private placement of our equity securities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. However, there is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation/Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

Since inception, our losses total approximately $18.3 million and our working capital deficit as of February 28, 2011 is approximately $138,700. These conditions raise doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty nor do they include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of FNDS3000 Corp and our wholly owned subsidiaries: FndsTech Corp. SA. (Pty) Ltd., Atlas Merchant Services, LLC (includes activity through the sale date of May 14, 2009), and Transaction Data Management, Inc., which is inactive. Significant inter-company accounts and transactions are eliminated in consolidation.

Reclassifications

Certain items in the February 28, 2010 condensed consolidated financial statements have been reclassified to conform to the February 28, 2011 presentation. Of particular note, for improved comparison of card- and transaction-related cost to revenue, certain non-transactional costs are now presented as “Processing, Technical and Financial Expense” and are included in Operating Expense rather than as Cost of Revenue. Due to this reclassification, the gross margin for the three months ended February 28, 2010 was $42,520 rather than a loss of $58,544, an increase of $101,064. For the six months ended February 28, 2010 gross margin was $84,239 rather than a loss of $88,184, an increase of $172,423.

Additionally, as the amount of restricted cash on deposit with our sponsor bank has increased from $35,022 as of August 31, 2010 to $92,053 as of February 28, 2011, restricted cash is now presented separately as a long-term asset. Therefore, the balance sheet as of August 31, 2010 has been revised to present $35,022 as Restricted Cash.

These reclassifications did not affect our consolidated net loss for any period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenue and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. In particular, depreciation, amortization and the valuation of stock option grants are significant estimates. Estimates that are critical to the accompanying financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses and that all long-lived assets are recoverable.

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

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Resticted cash on deposit with our sponsor bank is considered to be a long-term asset.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. We maintain cash balances at two national financial institutions in Jacksonville, Florida. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances may exceed federally insured limits.

We also maintain cash balances at two financial institutions in Bryanston, South Africa.

We have not experienced any losses in such accounts we believe that we are not exposed to any significant credit risk with respect to cash and cash equivalents.

Revenue Recognition and Deferred Revenue

Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and are recognized as revenue in the period the transactions are processed or when the related services are performed.

Our revenue is derived from the following:

•	Initiation fees from sales of our prepaid cards.

•	Transaction fees from the use and loading of funds for the prepaid cards.

•	Maintenance fees for continued activation.

•	Financial float fees, which arise from the balance of funds available prior to the use of the funds.

Revenue derived from electronic processing of the prepaid card transactions are recognized immediately as revenue and are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations such as MasterCard. Our receivables arise from the initial sale of the plastic card and the security tokens, which are invoiced with net 30-day terms.

Our revenue recognition policy for fees and services arising from our products is that we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectability of the receivables is reasonably assured. More specifically, issuance fee revenue for our prepaid cards is recognized when shipped, transaction fee revenue is recognized when the transaction occurs and posts, and maintenance and financial float fee revenue are recognized when the products are used. Consulting fees are recognized as services are performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the cards, are recorded at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable arise from the sale of cards and security tokens and for application and set-up fees. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. Ongoing credit evaluations are performed for all of our customers.

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

We do not have an allowance for bad debt as of February 28, 2011.

Reserves for Uncollectible Overdrawn Accounts, Chargebacks and Fraudulent Transactions

Cardholder accounts may become overdrawn if service fees or other charges exceed the available funds in a cardholder’s account; merchants may issue chargebacks or fraudulent transactions may occur. Due to this exposure, we maintain reserves to offset these risks. Additionally, we have established a cash reserve, which is a component of restricted cash.

As of February 28, 2011, we have reserved $12,460 for overdrawn accounts and $9,768 for potential chargebacks and the risk of fraudulent activity.

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

We have a capitalized intangible asset, which is the software license from World Processing, Ltd., the parent company of Global Cash Card (“GCC”), and associated fees relative to its modification to meet our needs. In recognition of the right to receive future cash flows related to transactions of the asset, we are amortizing this value over seven years, as it is anticipated that the software would continue to evolve with our needs.

We review intangibles at least annually for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any. If an asset is deemed impaired, the impairment loss is recognized in current earnings. No impairment loss was recognized for the GCC software license for the years ended August 31, 2010 and 2009.

Purchased and Developed Software

We account for software development costs which consist of costs to develop software programs to be used solely to meet the Company’s internal needs in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the application development stage for software programs to be used solely to meet our internal needs are capitalized. Capitalized software costs are included in the value of our intangibles, net and are amortized over the estimated useful life of the software.

Purchases of “off-the-shelf” software may be capitalized depending on the value. If capitalized, the costs are amortized over the expected economic life, generally three years.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. All potential diluted shares have been excluded from the calculation of diluted earnings/(loss) per share for the three and six months ended February 28, 2011 and 2010 as the effect of conversion is anti-dilutive.

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

Fair value of the stock options is estimated using a Black-Scholes option pricing formula. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the weekly closing price of the Company’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal or provided by a third-party on the date of the grant for the expected option life; and (3) expected option life represents the period of time the options are expected to be outstanding. Periodically the factors influencing the expected life of option grants are reviewed and may be modified.

Equity instruments issued for services are based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Prior to February 2009, the quoted market price was a basis for the fair value of the common stock. Beginning in February 2009, significant amounts of common stock were issued in exchange for cash, the value of which was used to determine the fair value of the shares issued for services at or near the time of these issuances for cash. However, as per the terms of the October 2010 Commitment Agreement between the Company and Sherington, sales of our common stock for the final three tranches of this agreement, which are scheduled to close between January 2011 and July 2011, will be valued at the lesser of (a) USD $0.175 or (b) the average trading price of the Stock for the 10 trading days prior to the closing date of the applicable tranche closing. In January 2011, the sale price was $0.154 per share and in March 2011, the sale price was $0.139 per share.

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

In October 2010, we entered into a release agreement with a consultant in which we agreed to issue at various future dates $100,000 of our common stock. The first of four $25,000 tranches was issued in January 2011 at a price of $0.175 as per the agreement. The terms of this agreement stipulate that the number of shares to be issued for the remaining $75,000 will be determined based upon a per share price of (i) the lesser of $0.175 or (ii) the average trading price of the stock for the 10 trading days prior to the issuance date.

The second tranche was issued February 1, 2011 at $0.154.

As of February 28, 2011, the Company owes $50,000 in shares to the consultant. As the average trading price of the stock for the 10 trading days prior to February 28, 2011 was less than the maximum price of $0.175, the $6,400 non-cash interest expense for the discounted stock price recognized at November 30, 2010 was reversed. See “Consulting Agreements” in Note 13 – Commitments and Obligations for additional information.

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

Transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are generally included in determining net income/(loss) for the period in which exchange rates change unless the transaction hedges a foreign currency commitment or a net investment in a foreign entity. Inter-company transactions of a long-term investment nature are considered part of a parent’s net investment and hence do not give rise to gains or losses. Assets and liabilities of these operations are translated at the exchange rate in effect at the end of the reporting period.

Statement of operations accounts, with the exception of amortized assets or liabilities, are translated at the average exchange rate during the year.

Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables and payables, and generate currency transaction gains or losses that impact our non-operating income and expense levels in the respective period are reported in other income/(expense), net, in our condensed consolidated financial statements.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence will be considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the we determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

We follow the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

For the period from January 24, 2006 (inception) to February 28, 2011, we have incurred net operating losses. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset. As of February 28, 2011, we have in excess of $12 million of federal and state net operating losses (“NOL”) allocated to continuing operations available as a carry-forward for the calculation of income tax. The net operating loss carry forward, if not utilized, will begin to expire in 2024. The difference between our net loss of $18.3 million and the NOL of $12 million relates to business expenses that are either not deductible for tax purposes or are deductible over differing fiscal and tax years.

For financial reporting purposes based upon continuing operations, we have incurred a loss in each fiscal quarter since inception.

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

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30–Receivable–Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” The amendments in this update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual fiscal period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent). This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 is effective for interim and annual fiscal periods ending after December 15, 2009, with early application permitted. Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

Note 6 – Accounts Receivable, net

We have accounts receivable from distributors and customers for application and set up fees and for sales of security tokens, blank cards and other miscellaneous transactions. During the six months ended February 28, 2011, we have written off $1,451 of these receivables.

As of February 28, 2011, there is no allowance for our accounts receivable.

As cardholder accounts may become overdrawn if service fees or other charges exceed the available funds in a cardholder’s account; merchants may issue chargebacks or fraudulent transactions may occur, we have reserved $12,460 for overdrawn cards, which is presented as a reduction to accounts receivable and as a charge to bad debt expense.

Note 7 – Property and Equipment

Property and equipment consisted of the following at February 28, 2011 and August 31, 2010:

	February 28, 2011	August 31, 2010
Category
Computer equipment	$88,287	$88,159
Software	58,336	57,834
Furniture	11,882	9,211
Other equipment	4,117	4,117
Leasehold improvement	16,680	16,680
Vehicle	38,584	—

	217,886	176,001
Less accumulated depreciation	(125,942)	(98,997)

Fixed assets, net	$91,944	$77,004

During the three months ended February 28, 2011 and 2010, we recognized depreciation expense of $13,305 and $10,054, respectively.

During the six months ended February 28, 2011 and 2010, we recognized depreciation expense of $25,582 and $21,992, respectively.

Note 8 – Intangible Asset

The Company has the following intangible asset as of February 28, 2011:

Intangible Asset	Estimated Useful Lives (Years)	Cost		Accumulated Amortization		Net Value
Software license	7	$	1,648,263	$	529,796	$	1,118,467

As we began generating revenue in December 2008, we also began amortizing the license over its expected life of seven years. Estimated amortization expense for the license for the next five years is as follows:

Year Ending August 31,	Amount
2011	$235,464
2012	235,464
2013	235,464
2014	235,464
2015	58,879

The Company’s intangible asset as of August 31, 2010 was as follows:

Intangible Asset	Estimated Useful Lives (Years)	Cost		Accumulated Amortization		Net Value
Software license	7	$	1,648,263	$	412,064	$	1,236,199

During the three months ended February 28, 2011 and 2010, we recognized amortization expense of $58,866 and $58,831, respectively.

During the six months ended February 28, 2011 and 2010, we recognized amortization expense of $117,732 and $117,730, respectively.

Note 9 – Deposits

We have various deposits of approximately $34,916 held by third parties for security deposits on our offices and certain utilities. As these deposits are not due to be returned to us within the next twelve months, they are presented as a long-term asset.

Note 10 – Restricted Cash

Pursuant to agreements with Mercantile Bank Ltd., our sponsor bank, we maintain a deposit of restricted cash on account. This amount is expected to increase as our volume increases. Additionally, we maintain a reserve of restricted cash for potential chargebacks, overdrawn account balances and other adjustments. The restricted cash is reflected in non-current assets on the condensed consolidated balance sheets. Restricted cash was $92,053 at February 28, 2011 and $35,022 at August 31, 2010.

Note 11 – Significant Revenue Concentrations

Currently, the Company has a significant concentration of revenue attributable to one client, Adcorp.

For the six months ended February 28, 2011, revenue from Adcorp represents approximately 67.0% of our revenue. No other customer accounted for more than 8% of revenue.

For the six months ended February 28, 2010, the customers of three distributors were responsible for approximately $129,000, or 77.2%, of total revenue: ProCard’s revenue was approximately $63,000, or 37.7% of total revenue; Australis’ revenue was approximately $46,000, or 27.5% of total revenue; and revenue from Exchange 4 Free was approximately $20,000, or 12.0% of total revenue.

Note 12 – Related Party Transactions

In October 2010 and January 2011 we sold shares of our common stock and warrants to purchase shares of our common stock to Sherington Holdings, LLC. Raymond Goldsmith, our Chairman and Chief Executive Officer, is the sole member of Sherington Holdings, LLC.

Details of the sales are more fully described in Note 14 – Equity Transactions.

Other Expenses

As of February 28, 2011, we owe approximately $98,000 to related parties. We have accrued approximately $41,000 for travel and other miscellaneous expenses we incurred and owe to Sherington. We also accrued approximately $7,000 for reimbursement of travel expenses incurred by an employee and a director.

Additionally, we have accrued for a $50,000 equity-based payment as a result of a settlement agreement with a former consultant.

As of August 31, 2010, we owe approximately $204,000 to related parties. We had accrued approximately $110,000 for consulting fees payable to Mike Dodak and David Fann, $42,000 for travel, legal and other miscellaneous expenses we incurred, and owe to Sherington, $16,000 payable to a director and $36,000 payable to employees for unreimbursed travel and miscellaneous expenses.

Note 13 – Commitments and Obligations

Consulting Services

As a condition to the October 2008 Sherington Agreement closing, Michael Dodak, the former CEO, and David Fann, the former President, agreed that their employment agreements would be converted to Consulting Agreements effective December 5, 2008 for Mr. Dodak and February 1, 2009 for Mr. Fann. Each agreement was for a monthly fee of $10,000. However, in conjunction with other cost-cutting measures initiated by the Company during the last fiscal year, September 1, 2009 through August 31, 2010, and to contribute toward improving cash flow, Mr. Dodak and Mr. Fann agreed to defer a portion of their fees through September 30, 2010.

During September 2010, the Company paid a total of $8,500 toward the deferred amount. In early November 2010, the Company entered into settlement agreements with both Mr. Dodak and Mr. Fann. The agreements stipulated an immediate payment of $30,000 to each, with a remaining value of $100,000 due to both to be paid in common stock of the Company. The Company recognized $200,000 of equity-based consulting expense and reduced the related combined liability reflected on its balance sheet of $301,000 to $200,000.

In November 2010, both consultants were issued cash payments of $30,000.

In December 2010, pursuant to the agreement, Mr. Fann was issued 571,429 shares of stock valued at $100,000.

Mr. Dodak agreed to the receipt of the $100,000 of stock in four tranches of $25,000. Per the terms of the agreement, the first tranche is to be issued based upon a stock price of $0.175 and the number of shares to be issued to settle the three remaining $25,000 tranches is to be calculated based on the lesser of $0.175 or the average trading price of the Company’s shares of common stock for the ten trading days prior to the date of the issuance.

The first tranche of 142,857 shares, valued at $0.175 was issued January 4, 2011 and the second tranche of 162,338 shares, valued at $0.154 was issued February 1, 2011.

The third tranche of $25,000 is scheduled for issuance between April 1, 2011 and May 16, 2011 and the final tranche scheduled to be issued between July 1, 2011 and August 15, 2011. However, the actual issuances will coincide with the closing of the remaining two tranches agreed to in the Sherington Commitment Agreement.

As the quantity of shares to be issued for the remaining $50,000 of Mr. Dodak’s settlement is dependent upon the trading price at the time of issuance, at the end of each fiscal quarter, we will review the 10-day average trading price of the stock to determine if a non-cash premium or discount must be recognized. On November 30, 2010, the average trading price of the stock for the 10 trading days prior was $0.19. The $75,000 payable to Mr. Dodak at that time was multiplied by $0.015 (the difference between $0.19 and $0.175), which was recognized as a non-cash discount of $6,400.

As of February 28, 2011, the average trading price of the stock for the 10 trading days prior was less than the maximum price of $0.175. Having previously recognized $6,400 of non-cash discount expense, we reversed this expense in its entirety.

Leases

We have the following lease arrangements:

•

We paid a deposit of $5,770 and signed a lease agreement for its Jacksonville Florida office on an 18-month basis starting August 1, 2009 and continuing through December 31, 2010. We renewed the lease as of February 1, 2011 for one year. For the six months ended February 28, 2011, we recognized $13,790 for lease and lease-related expense for the corporate office.

•

Our South Africa operations paid a deposit of approximately $17,500 and signed a five-year lease agreement starting April 1, 2009 and continuing through March 31, 2014. The current monthly lease amount (adjusted for utilities) is approximately $4,000, subject to the foreign exchange rate. We recognized $33,132 for lease and utilities expense during the six months ended February 28, 2011.

•

Our South Africa operations also entered into a three-year lease, effective October 2008, for its dedicated data hosting solution, which is located in a fully secured data center. The monthly cost of the lease is approximately $11,750, subject to the foreign exchange rate. For the six months ended February 28, 2011, we recognized $79,811 for lease expense for the hosting facilities.

•

Our South Africa operations also entered into a one-year lease, effective October 1, 2010 for a rental house for Robert Klein during his stay in South Africa. The monthly cost of the lease is approximately $5,300, subject to the foreign exchange rate. For the six months ended February 28, 2011, we recognized $25,267 for lease expense for the house.

Our approximate remaining lease obligations under the current leases are as follows:

Fiscal 2011	$165,000
Fiscal 2012	186,000
Fiscal 2013	100,000
Fiscal 2014	52,000

Total	$503,000

Royalties

As part of the GCC Software License Agreement (the “License”) with World Processing, Ltd., royalties are to be paid at varying rates as various threshold quantities of transactions are achieved. These thresholds are to be considered in the aggregate with respect to all financial transactions that utilize the GCC software and will not be deemed an annual threshold or a threshold calculated on a per location basis. Accordingly, once royalties of $20,000 have been paid on the first million financial transactions, the Company will pay royalties of $60,000 for the next four million financial transactions; $50,000 for the next five million financial transactions; $200,000 for the next forty million transactions; and $2,500 for each million transactions thereafter. For the six months ended February 28, 2011, the Company accrued approximately $11,300 for royalty expense. Since inception, the total royalty expense incurred is approximately $15,500.

Employment Agreements

On July 14, 2010, the Company and Joseph McGuire, its Chief Accounting Officer, entered into a revised employment agreement for a one-year term with a salary of $120,250.

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

Note 14 – Equity Transactions

Sales of Unregistered Common Stock

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

The Sherington October 2010 Warrant is exercisable for a period of two years from the date of issuance (the “Exercise Period”) at an initial exercise price of $0.175 per share. The exercise price of the Sherington October 2010 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations, etc.

Further, the Company issued to Sherington a Fifth Amended and Restated Warrant (the “Fifth Warrant”), amending the number of shares that Sherington is entitled to from 12,412,427 shares to 9,254,360 shares and recognizing an increased fully diluted interest in the Company from 49.98% to 55.21%. The Fifth Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 9,254,360 shares of common stock of the Company at a price equal to $0.175 per share through December 31, 2013. Notwithstanding the foregoing, the Fifth Warrant shall only be exercisable so that Sherington may maintain its fully-diluted percentage interest in the Company of 55.21% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to Bank Julius Baer & Co. Ltd. and the 1,000,000 warrants issued to Mr. Besuchet. The exercise price of the Fifth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations, etc.

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

The October 2010 Warrant is exercisable for a period of two years from the date of issuance at an initial exercise price of $0.175 per share. The exercise price of the October 2010 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations, etc.

The securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The October 2010 Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

January 2011 Financing with Sherington – On January 24, 2011, to obtain funding for the development of the business, we sold to Sherington Holdings, LLC, at a $0.154 per share purchase price, 3,246,754 shares of common stock, $0.001 par value (the “Sherington January 2011 Shares”) and related common stock purchase warrants to acquire 3,246,754 shares of common stock (the “Sherington 2011 Warrants”) at an exercise price of $0.308 representing gross proceeds of $500,000 as more fully detailed below. This funding was provided pursuant to the Commitment Agreement dated October 19, 2010 whereby we agreed to sell and Sherington agreed to commit to purchase a prescribed pro rata portion of our common stock in a private placement. We expect to offer shares of our common stock in four tranches. The first tranche closed on October 19, 2010, the second tranche closed on January 24, 2011 and two additional tranches to generate proceeds of $500,000 each are to close in March and May 2011.

The Sherington January 2011 Warrant is exercisable for a period of two years from the date of issuance at an initial exercise price of $0.308 per share. The exercise price of the Sherington January 2011 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations, etc.

The Company also issued to Sherington a Sixth Amended and Restated Warrant (the “Sixth Warrant”), amending the number of shares that Sherington is entitled to from 9,254,360 shares to 13,156,920 shares and also recognizing an increased interest in the Company from 55.21% to 57.42%. The Sixth Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 13,156,920 shares of common stock of the Company at a price equal to $0.154 per share through December 31, 2013. Notwithstanding the foregoing, the Sixth Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company of approximately 57.42% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to Bank Julius Baer & Co. Ltd. and the 1,000,000 warrants issued to Mr. Besuchet. The exercise price of the Sixth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations, etc.

The Company and Sherington also entered into Amendment No. 7 to the Registration Rights Agreement dated January 24, 2011 (the “Seventh Amendment”) whereby the definition of Shares (as defined in the Sixth Amendment) was expanded to include, among other things, the Sherington January 2011 Shares and the shares issuable upon the exercise of the Sherington January 2011 Warrant.

These securities were offered and sold to Sherington in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Stock Options

During the three and six months ended February 28, 2011 we recognized approximately $6,600 and $12,900 of expense related to vested options. At February 28, 2011, the Company has 5,755,159 outstanding options as detailed below:

Quantity	% Vested	Exercise Price/Range	Expiration Date/Range
3,500,000	100%	$0.26	June 2014
550,000	100%	$0.20	July 2015
500,000	50%	$0.29	July 2014
500,000	67%	$0.39	July 2013
500,000	100%	$0.40	October 2013
90,000	33%	$0.40	January 2014
120,159	33%	$0.40 - $0.45	September 2013 to January 2014
45,000	33%	$0.745	October 2013
5,755,159

Stock Warrants

As of February 28, 2011, the Company has 40,038,184 outstanding warrants and 13,156,920 potential anti-dilutive warrants.

Quantity	Exercise Price/Range	Expiration Date Range
5,714,286	$0.20 to $0.25	December 2010 to July 2011
11,791,428	$0.175	October 2011 to November 2011
18,285,716	$0.175 to $0.25	April 2012 to Oct 2012
3,246,754	$0.308	January 2013
1,000,000	$0.20	June 2013

40,038,184		Sub-total of outstanding warrants
13,156,920	$0.154	Potential anti-dilutive Sherington warrant

53,195,104		Total outstanding and potential warrants

Note 15 – Subsequent Events

On March 7, 2011, we sold 3,592,843 shares of Common Stock, $0.001 par value (the “Sherington March 2011 Shares”) and related common stock purchase warrants to acquire 3,592,843 shares of common stock (the “Sherington March 2011 Warrants”) at an exercise price of $0.278 to Sherington Holdings, LLC at a per share purchase price of $0.139 representing gross proceeds of approximately $500,000 as more fully detailed below. This funding was provided pursuant to that certain Commitment Agreement dated October 19, 2010 whereby the Company agreed to sell and Sherington agreed to commit to purchase a prescribed pro rata portion of common stock of the Company in a private placement. The Company expects to offer shares of the Company’s Common Stock in four tranches, the first tranche closed on October 19, 2010, the second tranche closed on January 24, 2011, and the third closed on March 7, 2011 and one additional tranche to generate proceeds of $500,000 is to close in July 2011. Raymond Goldsmith, the Chairman, Chief Executive Officer and President of the Company, is also the Chairman and CEO of Sherington Holdings, LLC, which is a private investment company and the principal shareholder of the Company.

The Sherington March 2011 Warrant is exercisable for a period of two years from the date of issuance at an initial exercise price of $0.278 per share. The exercise price of the Sherington March 2011 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

Additionally, we issued to Sherington a Seventh Amended and Restated Warrant (the “Seventh Warrant”), amending the number of shares that Sherington is entitled to from 13,156,920 shares to 14,553,891 shares and also recognizing an increased interest in the Company from 57.42% to 59.87%. The Seventh Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 14,553,891 shares of Common Stock of the Company at a price equal to $0.139 per share through December 31, 2013.Notwithstanding the foregoing, the Seventh Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company of approximately 59.87% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to Bank Julius Baer & Co. Ltd. and the 1,000,000 warrants issued to Mr. Besuchet. The exercise price of the Seventh Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations and the like.

On March 7, 2011, the Company and Sherington entered into that certain Amendment No. 8 (the “Eighth Amendment”) to the certain Registration Rights Agreement whereby the Company expanded the definition of Shares (as defined in the Sixth Amendment) to include, among other things, the Sherington March 2011 Shares and the shares issuable upon the exercise of the Sherington March 2011 Warrant.

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

•	Cards distributed. Upon manufacture and receipt of the cards, they are distributed to the corporate client and/or the custodian designated by them according to the client’s timing schedule.

•	Cards issued. Upon direction from the client, individualized cards are prepared to be issued to the cardholder.

•	Cards activated. Activation occurs when the cardholder sets a personal identification number (“PIN”).

•	Cards loaded. This final step occurs when the corporate client loads funds into the personal record of the cardholder, making the card usable.

Progress from September 1, 2010 to February 28, 2011

On October 19, 2010, to obtain funding for the further development of the business, we closed a non-brokered private placement. In conjunction with the closing of the October 2010 financing, the Company and Sherington entered into a Commitment Agreement in which, Sherington agreed to commit to purchase a prescribed pro rata portion of common stock of the Company in a private placement. The Company plans to offer shares of the Company’s common stock in four tranches. The first tranche of $1 million was the October 19, 2010 private placement. The three additional tranches are to generate proceeds of $500,000 each.

On January 24, 2011, we closed the second tranche in a non-brokered private placement with Sherington for the purchase of 3,246,754 shares of our common stock at a purchase price of $0.154 per share and warrants to purchase 3,246,754 shares exercisable at $0.308 per share for gross proceeds of $500,000.

The third tranche closed March 7, 2010 for gross proceeds of $500,000 and the fourth tranche is expected to close by July 2011. In addition, in the event that the aggregate funds received from accepted subscriptions of any tranche is less than the applicable tranche cap, Sherington agreed to purchase shares in an aggregate principal amount equal to, and for an aggregate purchase price of, Sherington’s call amount, as defined in the Commitment Agreement.

Additionally, the Company implemented several strategic reorganizational initiatives specifically designed to streamline its senior management structure, reduce corporate overhead and strengthen its overall operating platform.

Key restructuring initiatives include:

•	changes to the composition of the Board of Directors, which now has four members;

•

expansion of the leadership role of current Chairman Raymond Goldsmith through his appointment to the additional posts of President and Chief Executive Officer, replacing our former President and CEO John Hancock;

•

increased working capital of approximately $1 million through the elimination of annual corporate overhead cash expenses through U.S. corporate staff reductions and distribution of equity in lieu of cash for certain consulting fees; and

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

Metrics

Described below are certain metrics that we use, among other metrics and measures, to monitor and evaluate our operating performance and our success in building our business and driving future growth.

We monitor the number of active cards by month rather than by quarter. Thus, the active card data, which is the first item addressed below, represents the total number of revenue-producing cards that were active during the third month of our last six fiscal quarters. The remaining metric data reflects the total quarterly activity, also for the last six fiscal quarters.

Number of Active Cards - represents the total number of revenue-producing cards during the third month of our fiscal quarters. We had approximately 25,700 active cards during February 2011, which represents an increase of 32.8% as compared to approximately 19,300 active cards during the month of November 2010. Active cards during the months of November 2009 and February 2010 were 1,967 and 2,608, respectively.

Number of Cards Activated - represents the total number of cards activated by cardholders during the three months of our fiscal quarters. As of February 28, 2011, approximately 54,400 cards have been activated to date. During the three and six months ended February 28, 2011, we activated approximately 18,800 and 30,700 cards, respectively. The quantity of cards activated during the quarter ended February 28, 2011 represents an increase of 52.8% as compared to cards activated during the three months ended November 30, 2010. During the three and six months ended February 28, 2010, we activated approximately 4,000 and 7,700 cards, respectively.

Gross Volume of South African Rands Loaded to Cards.

The total volume of Rands loaded to cards during our last six fiscal quarters, which is a key indicator of our growth, has continued to increase. The gross volume of Rands loaded to cards was approximately 140.3 million Rands and 230.7 million Rands, respectively, for the three and six months ended February 28, 2011. The gross volume of Rands loaded to cards during the quarter ended February 28, 2011 represents an increase of 55.3% as compared to the gross volume of Rands loaded to cards during the three months ended November 30, 2010. For the three and six months ended February 28, 2010, the gross volume of Rands loaded to cards was approximately 13.3 million Rands and 22.6 million Rands, respectively.

Revenue by Quarter.

As the volume of Rands loaded to cards has increased, so has our revenue. As illustrated in the graph below, we have successfully increased our revenue over the last six fiscal quarters. Although our growth was limited during the early months of our Production Roll Out, we saw significant growth begin during the three months ended August 31, 2010 and revenue has continued to grow.

Comparison of Results of Operations for the Three Months Ended February 28, 2011 and November 30, 2010.

In addition to providing comparative results of operations for the three months ended February 28, 2011 and 2010, we have also included data relating to our comparative results on a subsequent quarter-over-quarter basis for the three months ended February 28, 2011 and November 30, 2010 so that we may provide greater perspective on our short-term progress and prevailing growth trends.

The following table provides the statements of the operations data for the fiscal quarters ended February 28, 2011 and November 30, 2010 as a percentage of revenue. The trends suggested by this table may not be indicative of future operating results:

Quarter-to-Quarter Comparative Results for the Three Months Ended

	February 28, 2011	% of Revenue	November 30, 2010	% of Revenue
Revenue, net	$545,951		$364,679
Cost of revenue	341,729	62.6%	227,402	62.4%

Gross margin	204,222	37.4%	137,277	37.6%
Operating expenses:
Processing, technical and financial expense	384,438	70.4%	379,736	104.1%
Salaries and benefits expense	382,278	70.0%	357,078	97.9%
Travel expense	28,576	5.2%	72,419	19.9%
Professional and consultant expense	53,460	9.8%	236,003	64.7%
Depreciation and amortization expense	72,171	13.2%	71,143	19.5%
Other general and administrative expense	88,006	16.1%	65,061	17.8%

Total operating expense from operations	1,008,929	184.8%	1,181,440	324.0%

Loss from operations	(804,707)	-147.4%	(1,044,163)	-286.3%

Other income (expense)	14,877	2.7%	(10,055)	-2.8%

Net loss	$(789,830)	-144.7%	$(1,054,218)	-289.1%

Financial Condition and Liquidity Data:
Cash (period end)	$289,392		$454,834
Net cash used in operating activities	$1,456,225	266.7%	$821,281	225.2%
Non-cash expenses	$396,840	72.7%	$285,526	78.3%

Comparison of Results of Operations for the Three Months Ended February 28, 2011 and 2010.

The following table provides the revenue, cost of revenue and gross margin for the fiscal quarters ended February 28, 2011 and 2010 as a percentage of revenue. The trends suggested by this table may not be indicative of future operating results:

	For the Three Months Ended February 28,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$545,951		$89,414
Cost of revenue	341,729	62.6%	46,894	52.4%

Gross margin	$204,222	37.4%	$42,520	47.6%

Revenue

For the three months ended February 28, 2011, revenue was $545,951, an increase of $456,537, or 510.6%, as compared to $89,414 for the three months ended February 28, 2010. Components of revenue include approximately $354,000 from ATM and point-of-sale fees, $79,000 from the sale of cards and security tokens, $70,000 from service charges, and $43,000 of other fee-based revenue. The increase is due to the increased volume of active cards, transactions and gross dollar volume loaded to cards.

Our gross U.S. dollar volume loaded to cards was approximately $20.0 million and $1.9 million, respectively, for the three months ended February 28, 2011 and 2010. The gross volume of funds loaded to cards during the quarter ended February 28, 2011 represents an increase of 952.6% as compared to the gross volume of funds loaded to cards during the three months ended February 28, 2010.

For the three months ended February 28, 2011, revenue from Adcorp accounted for approximately 68.6% of revenue. No other single customer accounted for more than 9% of revenue.

For the three months ended February 28, 2010, revenue of $89,414 consisted of approximately $13,000 from the sale of cards and security tokens, $27,000 from ATM fees, $36,000 from service charges and $13,000 of other fee-based revenue.

Cost of Revenue

For improved comparison of card- and transaction-related cost to revenue, certain costs are now presented as “Processing, Technical and Financial Expense” and are included in Operating Expense rather than as Cost of Revenue.

The cost of revenue will generally correspond with the change in revenue.

For the three months ended February 28, 2011, the cost of revenue was $341,729, an increase of $294,835, or 628.7%, as compared to $46,894 for the three months ended February 28, 2010. Costs of revenue as a percentage of revenue were 62.6% for the three months ended February 28, 2011 as compared to 52.4% for the three months ended February 28, 2010.

During the three months ended February 28, 2011:

•	approximately $256,000, or 46.9%, of revenue was for ATM fee-related expense as compared to approximately $20,000, or 22.4%, for the three months ended February 28, 2010;

•	the cost of cards and tokens was approximately $26,000, or 4.8%, of revenue as compared to approximately $7,000, or 7.8%, for the three months ended February 28, 2010;

•	the cost of service charges was approximately $44,000, or 8.1%, of revenue as compared to approximately $18,000, or 20.1%, for the three months ended February 28, 2010; and

•	other fee-related charges totaled approximately $16,000, or 2.9%, of revenue as compared to approximately $1,000, or 1.1%, for the three months ended February 28, 2010.

Key to these increases is the number of issued and active cards during the three months ended February 28, 2011 as compared to the three months ended February 28, 2010.

Gross Margin

Due to the presentation change as noted in “Cost of Revenue” the Company is reporting gross margin from operations.

The gross margin for the three months ended February 28, 2011 and 2010 was $204,222, or 37.4% of revenue, and $42,520, or 47.6% of revenue, respectively, an increase of $161,702, or 380.3%.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	For the Three Months Ended February 28,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
Operating expenses:
Technical/financial fees	$384,438	70.4%	$196,404	219.7%
Salaries and benefits	382,278	70.0%	455,970	510.0%
Travel	28,576	5.2%	62,512	69.9%
Consultants	53,460	9.8%	145,442	162.7%
Depreciation/amortization	72,171	13.2%	68,885	77.0%
Other general/administrative	88,006	16.1%	88,407	98.9%

Total operating expenses	$1,008,929	184.8%	$1,017,620	1138.1%

For the three months ended February 28, 2011, total operating expense was $1,008,929, a decrease of $8,691, or 0.9%, as compared to $1,017,620 for the three months ended February 28, 2010. Costs as a percentage of revenue were 184.8% for the three months ended February 28, 2011 as compared to 1,138.1% for the three months ended February 28, 2010.

Technical and Financial Fees and Costs - Technical and financial fees and costs totaled $384,438 for the three months ended February 28, 2011, an increase of $188,034, or 95.7%, from the comparable fiscal quarter in 2010. The increase was primarily the result of increased computer consultant fees as we continue to update and improve our processing software and increased revenue share expense with our distributors.

Salaries and Benefits Expense – Salaries and benefits expense totaled $382,278 for the three months ended February 28, 2011, a decrease of $73,692, or 16.2%, from the comparable fiscal quarter in 2010. The decrease was primarily the result of a decrease in management personnel.

Travel Expense – Travel expense totaled $28,576 for the three months ended February 28, 2011, a decrease of $33,936, or 54.3%, from the comparable fiscal quarter in 2010. The decrease was primarily due fewer flights to South Africa by management as Robert Klein, President and CEO-South Africa, resides in South Africa.

Professional and Consulting Expense – Consulting expense totaled $53,460 for the three months ended February 28, 2011, a decrease of $91,982, or 63.2%, from the comparable fiscal quarter in 2010. The decrease was primarily the result of the November 2010 settlement agreements with Mike Dodak and David Fann as the final expense related to these agreements was recognized during the quarter ended November 30, 2010.

Depreciation and Amortization Expense – Depreciation and amortization expenses totaled $72,171 for the three months ended February 28, 2011, an increase of $3,286, or 4.8%, from the comparable fiscal quarter in 2010.

Other General and Administrative Expense - Other general and administrative expenses totaled $88,006 for the three months ended February 28, 2011 and were similar to those of the comparable fiscal quarter in 2010. However, a decrease of approximately $15,000 for bad debt and a decrease of approximately $6,000 for other expense are offset by an increase of approximately $20,000 for rent expense for housing in South Africa and increased communication expense.

Other Income and Expense

Total other income and expense for the three months ended February 28, 2011 netted to income of $14,877, or 2.7% of revenue. Total other income and expense for the three months ended February 28, 2010 netted to expense of $130,901, or 146.4% of revenue.

For the three months ended February 28, 2011, we recognized $1,457 of interest income and we recovered $5,276 of accounts receivable, which were written off as of August 31, 2010. We reversed $6,400 of non-cash interest expense related to a consulting agreement payable in our stock and we recognized a gain of $4,110 for the remeasurement of transactions from SA Rands to US Dollars. These gains are offset by a loss of $2,067 on equipment disposal and interest expense of $299.

Total other income and expense from continuing operations for the three months ended February 28, 2010 netted to an expense of $130,901. Components included $125,000 of non-cash interest expense associated with the beneficial conversion feature of the convertible note payable, non-cash interest expense of $25,000 related to the convertible debt and $366 of other interest expense. Offsetting the expense is a gain of $16,487 on foreign currency translation and $2,978 for interest income.

Comparison of Results of Operations for the Six months Ended February 28, 2011 and 2010.

The following table provides the revenue, cost of revenue and gross margin for the fiscal quarters ended February 28, 2011 and 2010 as a percentage of revenue. The trends suggested by this table may not be indicative of future operating results:

	For the Six Months Ended February 28,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$910,630		$167,109
Cost of revenue	569,131	62.5%	82,870	49.6%

Gross margin	$341,499	37.5%	$84,239	50.4%

Revenue

For the six months ended February 28, 2011, revenue was $910,630, an increase of $743,521, or 444.9%, as compared to $167,109 for the six months ended February 28, 2010. Components of revenue include approximately $524,000 from ATM fees, $134,000 from the sale of cards and security tokens, $116,000 from service charges, $54,000 from point-of-sale fees and $83,000 of other fee-based revenue. The increase is due to the increased volume of active cards, the quantity of transactions and the gross dollar volume loaded to cards.

Our gross U.S. dollar volume loaded to cards was approximately $32.9 million and $3.2 million, respectively, for the six months ended February 28, 2011 and 2010. The gross volume of funds loaded to cards during the six months ended February 28, 2011 represents an increase of 928.1% as compared to the gross volume of funds loaded to cards during the six months ended February 28, 2010.

For the six months ended February 28, 2011, revenue from Adcorp accounted for approximately 67.1% of revenue. No other single customer accounted for more than 8% of revenue.

For the six months ended February 28, 2010, revenue of $167,109 consisted of approximately $58,000 from the sale of cards and security tokens, $45,000 from service charges, $43,000 from ATM fees, and $21,000 of other fee-based revenue.

Cost of Revenue

For improved comparison of card- and transaction-related cost to revenue, certain costs are now presented as “Processing, Technical and Financial Expense” and are included in Operating Expense rather than as Cost of Revenue.

The cost of revenue will generally correspond with the change in revenue.

For the six months ended February 28, 2011, the cost of revenue was $569,131, an increase of $486,261, or 586.8%, as compared to $82,870 for the six months ended February 28, 2010. Costs of revenue as a percentage of revenue were 62.5% for the six months ended February 28, 2011 as compared to 49.6% for the six months ended February 28, 2010.

During the six months ended February 28, 2011:

•	approximately $421,000, or 46.2%, of revenue was for ATM fee-related expense as compared to approximately $33,000, or 19.7%, for the six months ended February 28, 2010;

•	the cost of cards and tokens was approximately $53,000, or 5.8%, of revenue as compared to approximately $28,000, or 16.8%, for the six months ended February 28, 2010;

•	the cost of service charges was approximately $72,000, or 7.9%, of revenue as compared to approximately $20,000, or 12.0%, for the six months ended February 28, 2010; and

•	other fee-related charges totaled approximately $23,000, or 2.5%, of revenue as compared to approximately $2,000, or 1.2%, for the six months ended February 28, 2010.

Key to these increases is the number of issued and active cards, the quantity of transaction and the volume of funds loaded to the cards during the six months ended February 28, 2011 as compared to the six months ended February 28, 2010.

Gross Margin

Due to the presentation change as noted in “Cost of Revenue” the Company is reporting gross profit from operations.

The gross margin for the six months ended February 28, 2011 and 2010 was $341,499, or 37.5% of revenue, and $84,239, or 50.4% of revenue, respectively, an increase of $257,260, or 305.4%.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	For the Six Months Ended February 28,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
Operating expenses:
Technical/financial fees	$764,174	83.9%	$365,164	218.5%
Salaries and benefits	739,357	81.2%	914,179	547.1%
Travel	100,995	11.1%	156,165	93.5%
Consultants	289,463	31.8%	349,180	209.0%
Depreciation/amortization	143,314	15.7%	139,722	83.6%
Other general/administrative	153,067	16.8%	154,337	92.4%

Total operating expenses	$2,190,370	240.5%	$2,078,747	1243.9%

For the six months ended February 28, 2011, total operating expense was $2,190,370, an increase of $111,623, or 5.4%, as compared to $2,078,747 for the six months ended February 28, 2010. Costs as a percentage of revenue were 240.5% for the six months ended February 28, 2011 as compared to 1,243.9% for the six months ended February 28, 2010.

Technical and Financial Fees and Costs – Technical and financial fees and costs totaled $764,174 for the six months ended February 28, 2011 an increase of $399,010, or 109.3%, from the comparable fiscal quarter in 2010. The increase was primarily the result of increased computer consultant fees as we continue to update and improve our processing software, increased revenue share expense with our distributors and increased fees from out sponsor bank.

Salaries and Benefits Expense – Salaries and benefits expense totaled $739,357 for the six months ended February 28, 2011, a decrease of $174,822, or 19.1%, from the comparable fiscal quarter in 2010. The decrease was primarily the result of a decrease in management personnel and decreased equity-based compensation.

Travel Expense – Travel expense totaled $100,995 for the six months ended February 28, 2011, a decrease of $55,170, or 35.3%, from the comparable fiscal quarter in 2010.

Professional and Consultant Expense – Professional and consulting expense totaled $289,463 for the six months ended February 28, 2011, a decrease of $59,717, or 17.1%, from the comparable fiscal quarter in 2010. The decrease was primarily the result of the November 2010 settlement agreements with Mike Dodak and David Fann. The final expense related to these agreements was recognized during the quarter ended November 30, 2010.

Depreciation and Amortization Expense – Depreciation and amortization expenses totaled $143,314 for the six months ended February 28, 2011, an increase of $3,592, or 2.6%, from the comparable fiscal quarter in 2010.

Other General and Administrative Expense – Other general and administrative expenses of $153,067 for the six months ended February 28, 2011 were similar to those of the comparable fiscal quarter in 2010. Bad debt expense decreased approximately $14,000, insurance expense decreased $9,000 and other costs decreased $5,000. Offsetting these decreases is an increase of approximately $27,000 for rent expense for housing in South Africa and increased communication expense.

Other Income and Expense

Total other income and expense for the six months ended February 28, 2011 and 2010 netted to income of $4,822, or 0.5% of revenue, and an expense of $224,722, or 134.5% of revenue, respectively. Additionally, during the six months ended February 28, 2010, we incurred $26,431, or 15.8%, for a stock price indemnity agreement associated with our Atlas discontinued operations.

For the six months ended February 28, 2011, we recognized $3,236 of interest income and we recovered $5,276 of accounts receivable, which were written off as of August 31, 2010. We recognized expense of $1,228 for the remeasurement of transactions from SA Rands to U.S. Dollars, a loss of $2,067 on equipment disposal and interest expense of $395.

Total other income and expense from continuing operations for the three months ended February 28, 2010 netted to an expense of $224,722. Significant components of the $224,722 include approximately $167,000 of non-cash interest expense associated with the beneficial conversion feature of the convertible note payable, approximately $51,000 for accrued non-cash interest on the convertible note payable, a loss of approximately $11,000 on foreign currency translation and interest income of approximately $4,000. A revision effective November 2, 2009, of the exercise price of the convertible note payable resulted in a beneficial conversion feature, which increased non-cash interest expense recognized between November 2009 and February 2010.

Liquidity and Capital Resources

As of February 28, 2011, we had cash available for operations of $289,392, current assets of $430,609 and current liabilities of $569,269.

As of August 31, 2010, we had cash available for operations of $332,399, current assets of $491,163 and current liabilities of $490,058.

Operating Activities

For the six months ended February 28, 2011 and 2010, our operating activities resulted in a net cash outflow of $1,456,225 and $1,832,251, respectively.

The net operating cash outflow of $1,456,225 for the six months ended February 28, 2011 reflects a loss of $1,844,049 as a result of the following significant components:

•	depreciation and amortization expense of $143,314;

•	adjustment for contributed services of $45,000;

•	equity-based compensation of $184,231, of which $171,300 is attributable to the Dodak and Fann Settlement and Release agreements and $12,931 is related to vested options;

•	an expense of $12,460 for the reserve for overdrawn cards;

•	an expense of $9,768 for the reserve for potential chargebacks and fraudulent activity;

•	an increase of $57,031 for restricted cash;

•	an increase of $191,200 in accounts payable and other accrued liabilities;

•	a decrease in accrued payroll and benefits of $16,299 as accrued time off was reduced; and

•	a decrease of $126,758 in amounts due to related parties.

The net operating cash outflow of $1,832,251 for the six months ended February 28, 2010 reflects a loss of $2,245,661 as a result of the following significant components:

•	depreciation and amortization expense of $139,722;

•	equity-based compensation of $213,850;

•	accretion of a non-cash beneficial conversion feature of $166,667 on a convertible note payable;

•	an increase in the allowance for bad debt of $28,215;

•	non-cash interest expense of $50,278;

•	expense related to a stock price indemnity agreement of $26,431;

•	an increase in accounts receivable of $52,082;

•	an increase in prepaid and other assets of $43,624;

•	an increase of $66,117 in accounts payable and other accrued liabilities;

•	an increase in accrued payroll and benefits of $22,429;

•	a decrease of $137,860 for the accrual for the stock price indemnity agreement; and

•	a decrease of $66,869 in amounts due to related parties which.

Investing Activities

Our investing activities resulted in a net cash outflow of $42,590 for the six months ended February 28, 2011 as compared to a net cash outflow of $1,886 for the six months ended February 28, 2010.

In November 2010, we purchased a vehicle for $38,584 and various computer hardware and software for $4,006.

During the six months ended February 28, 2010, two computers were replaced for $1,886.

Financing Activities

We sold 5,714,286 and 3,246,754 shares of stock in October 2010 and January 2011, respectively. Our financing activities resulted in a cash inflow of $1,455,808, net of cash offering costs of $44,192, for the six months ended February 28, 2011.

During the six months ended February 28, 2010, we sold 11,791,428 shares of common stock for proceeds of $1,757,118, net of cash offering costs of $42,882.

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

We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and increase market share. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements as we continue to progress and expand. We estimate that we will require approximately $1 million to $1.25 million to carry out our business plan for the remaining six months of fiscal 2011. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations. Based on management’s detailed financial forecasts, if the management volume test phase proceeds as planned, the Company has sufficient financial resources to carry through to generation of a revenue stream that will cover costs. However, any delays will introduce a need for additional funding at a level of approximately $200,000 to $250,000 for each month of delay.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the fiscal year ended August 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Customer Relations

Customer service is currently provided by a third-party supplier which interfaces with our in-house support team. In this way, our customer service functions are scalable, multi-lingual and can be managed to handle one or multiple programs. We maintain detailed records of every sales contact, including source of inquiry, client needs, employment and income, if available.

Commitments and Obligations

The Company has the following commitments and obligations:

Consulting Services

As a condition to the October 2008 Sherington Agreement closing, Michael Dodak, the former CEO, and David Fann, the former President, agreed that their employment agreements would be converted to Consulting Agreements effective December 5, 2008 for Mr. Dodak and February 1, 2009 for Mr. Fann. Each agreement was for a monthly fee of $10,000. However, in conjunction with other cost-cutting measures initiated by the Company during the last fiscal year, September 1, 2009 through August 31, 2010, and to contribute toward improving cash flow, Mr. Dodak and Mr. Fann agreed to defer a portion of their fees through September 30, 2010.

During September 2010, the Company paid a total of $8,500 toward the deferred amount. In early November, the Company entered into settlement agreements with both Mr. Dodak and Mr. Fann. The agreements stipulated an immediate payment of $30,000 to each, with a remaining value of $100,000 due to both to be paid in common stock of the Company. The Company recognized $200,000 of equity-based consulting expense and reduced the related combined liability reflected on its balance sheet of $301,000 to $200,000.

In November 2010, both consultants were issued cash payments of $30,000.

In December 2010, pursuant to the agreement, Mr. Fann was issued 571,429 shares of stock valued at $100,000.

Mr. Dodak agreed to the receipt of the $100,000 of stock in four tranches of $25,000. Per the terms of the agreement, the first tranche is to be issued based upon a stock price of $0.175 and the number of shares to be issued to settle the three remaining $25,000 tranches is to be calculated based on the lesser of $0.175 or the average trading price of the Company’s shares of common stock for the ten trading days prior to the date of the issuance.

The first tranche of 142,857 shares, valued at $0.175 was issued January 4, 2011 and the second tranche of 162,338 shares, valued at $0.154 was issued February 1, 2011.

The third tranche of $25,000 is scheduled for issuance between April 1, 2011 and May 16, 2011 and the final tranche scheduled to be issued between July 1, 2011 and August 15, 2011. However, the actual issuances will coincide with the closing of the remaining two tranches agreed to in the Sherington Commitment Agreement.

As the quantity of shares to be issued for the remaining $50,000 of Mr. Dodak’s settlement is dependent upon the trading price at the time of issuance, at the end of each fiscal quarter, we will review the 10-day average trading price of the stock to determine if a non-cash premium or discount must be recognized. On November 30, 2010, the average trading price of the stock for the 10 trading days prior was $0.19. The $75,000 payable to Mr. Dodak at that time was multiplied by $0.015 (the difference between $0.19 and $0.175), which was recognized as a non-cash discount of $6,400.

As of February 28, 2011, the average trading price of the stock for the 10 trading days prior was less than the maximum price of $0.175. Having previously recognized $6,400 of non-cash discount expense, we reversed this expense in its entirety.

Leases

We have the following lease arrangements:

•

We paid a deposit of $5,770 and signed a lease agreement for its Jacksonville Florida office on an 18-month basis starting August 1, 2009 and continuing through December 31, 2010. We renewed the lease as of February 1, 2011 for one year. For the six months ended February 28, 2011, we recognized $13,790 for lease and lease-related expense for the corporate office.

•

Our South Africa operations paid a deposit of approximately $17,500 and signed a five-year lease agreement starting April 1, 2009 and continuing through March 31, 2014. The current monthly lease amount (adjusted for utilities) is approximately $4,000, subject to the foreign exchange rate. We recognized $33,132 for lease and utilities expense during the six months ended February 28, 2011.

•

Our South Africa operations also entered into a three-year lease, effective October 2008, for its dedicated data hosting solution, which is located in a fully secured data center. The monthly cost of the lease is approximately $11,750, subject to the foreign exchange rate. For the six months ended February 28, 2011, we recognized $79,811 for lease expense for the hosting facilities.

•

Our South Africa operations also entered into a one-year lease, effective October 1, 2010 for a rental house for Robert Klein during his stay in South Africa. The monthly cost of the lease is approximately $5,300, subject to the foreign exchange rate. For the six months ended February 28, 2011, we recognized $25,267 for lease expense for the house.

Our approximate remaining lease obligations under the current leases are as follows:

Fiscal 2011	$165,000
Fiscal 2012	186,000
Fiscal 2013	100,000
Fiscal 2014	52,000

Total	$503,000

Royalties

As part of the GCC Software License Agreement (the “License”) with World Processing, Ltd., royalties are to be paid at varying rates as various threshold quantities of transactions are achieved. These thresholds are to be considered in the aggregate with respect to all financial transactions that utilize the GCC software and will not be deemed an annual threshold or a threshold calculated on a per location basis. Accordingly, once royalties of $20,000 have been paid on the first million financial transactions, the Company will pay royalties of $60,000 for the next four million financial transactions; $50,000 for the next five million financial transactions; $200,000 for the next forty million transactions; and $2,500 for each million transactions thereafter. For the six months ended February 28, 2011, the Company accrued approximately $11,300 for royalty expense. Since inception, the total royalty expense incurred is approximately $15,500.

Employment Agreements

On July 14, 2010, the Company and Joseph McGuire, its Chief Accounting Officer, entered into a revised employment agreement for a one-year term with a salary of $120,250.

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

Our revenue is derived from the following:

•	Initiation fees from sales of our prepaid cards.

•	Transaction fees from the use and loading of funds for the prepaid cards.

•	Maintenance fees for continued activation.

•	Financial float fees, which arise from cash obtained with the instant load of cash and convenience of prepaid cards before the funds are used.

Revenues derived from electronic processing of the prepaid card transactions are recognized immediately as revenue and are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations such as MasterCard. Our receivables arise from the initial sale of the plastic card and the security tokens, which are invoiced with net 30-day terms.

Our revenue recognition policy for fees and services arising from our products is that we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectability of the receivables is reasonably assured. More specifically, issuance fee revenue for our prepaid cards is recognized when shipped, transaction fee revenue is recognized when the transaction occurs and posts, and maintenance and financial float fee revenue are recognized when the products are used. Consulting fees are recognized as services are performed and per contractual terms with the customer. Costs of revenue, including the cost of printing the cards, are recorded at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable arise from the sale of cards and security tokens and for application and set-up fees. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. Ongoing credit evaluations are performed for all of our customers.

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

We do not have an allowance for bad debt as of February 28, 2011.

Reserves for Uncollectible Overdrawn Accounts, Chargebacks and Fraudulent Transactions

Cardholder accounts may become overdrawn if service fees or other charges exceed the available funds in a cardholder’s account; merchants may issue chargebacks or fraudulent transactions may occur. Due to this exposure, we maintain reserves to offset these risks. Additionally, we have established a cash reserve, which is a component of restricted cash.

As of February 28, 2011, we have reserved $12,460 for overdrawn accounts and $9,768 for potential chargebacks and the risk of fraudulent activity.

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

We have a capitalized intangible asset, which is the purchase of the software license from World Processing, Ltd., the parent company GCC, and associated fees relative to its modification to meet our needs. In recognition of the right to receive future cash flows related to transactions of the asset, we are amortizing this value over seven years, as it is anticipated that the software would continue to evolve with our needs.

We review intangibles at least annually for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any. If an asset is deemed impaired, the impairment loss is recognized in current earnings. No impairment loss was recognized for the GCC software license for the years ended August 31, 2010 and 2009.

Equity - Based Compensation

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

Fair value of the stock options is estimated using a Black-Scholes option pricing formula. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the weekly closing price of the Company’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal or provided by a third-party on the date of the grant for the expected option life; and (3) expected option life represents the period of time the options are expected to be outstanding. Periodically the factors influencing the expected life of option grants are reviewed and may be modified.

Equity instruments issued for services are based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Prior to February 2009, the quoted market price was a basis for the fair value of the common stock. Beginning in February 2009, significant amounts of common stock were issued in exchange for cash, the value of which was used to determine the fair value of the shares issued for services at or near the time of these issuances for cash. . However, as per the terms of the October 2010 Commitment Agreement between the Company and Sherington, sales of our common stock for the final three tranches of this agreement, which are scheduled to close between January 2011 and July 2011, will be valued at the lesser of (a) USD $0.175 or (b) the average trading price of the Stock for the 10 trading days prior to the closing date of the applicable tranche closing. In January 2011, the sale price was $0.154 per share and in March 2011, the sale price was $0.139 per share.

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

Transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are generally included in determining net income/(loss) for the period in which exchange rates change unless the transaction hedges a foreign currency commitment or a net investment in a foreign entity. Inter-company transactions of a long-term investment nature are considered part of a parent’s net investment and hence do not give rise to gains or losses. Assets and liabilities of these operations are translated at the exchange rate in effect at the end of the reporting period. Income statement accounts, with the exception of amortized assets or liabilities, are translated at the average exchange rate during the year.

Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated cash, receivables and payables, and generate currency transaction gains or losses that impact our non-operating income/expense levels in the respective period are reported in other (income) expense, net, in our consolidated financial statements.

Contractual Obligations and Commitments

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Leases	$502,574	$302,817	$199,757	$—	$—
Purchase Obligations	$—	$—	$—	$—	$—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$—	$—	$—	$—	$—

Total	$502,574	$302,817	$199,757	$—	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of February 28, 2011, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of February 28, 2011 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(a) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended February 28, 2011 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of February 28, 2011, we know of no material, existing or pending legal proceedings against our Company.

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

January 2011 Financing with Sherington - On January 24, 2011, to obtain funding for the development of the business, we sold to Sherington Holdings, LLC, at a $0.154 per share purchase price, 3,246,754 shares of common stock, $0.001 par value (the “Sherington January 2011 Shares”) and related common stock purchase warrants to acquire 3,246,754 shares of common stock (the “Sherington 2011 Warrants”) at an exercise price of $0.308 representing gross proceeds of $500,000 as more fully detailed below. This funding was provided pursuant to the Commitment Agreement dated October 19, 2010 whereby we agreed to sell and Sherington agreed to commit to purchase a prescribed pro rata portion of our common stock in a private placement. We expect to offer shares of our common stock in four tranches. The first tranche closed on October 19, 2010, the second tranche closed on January 24, 2011 and two additional tranches to generate proceeds of $500,000 each are to close in March and May 2011.

The Sherington January 2011 Warrant is exercisable for a period of two years from the date of issuance at an initial exercise price of $0.308 per share. The exercise price of the Sherington January 2011 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations, etc.

The Company also issued to Sherington a Sixth Amended and Restated Warrant (the “Sixth Warrant”), amending the number of shares that Sherington is entitled to from 9,254,360 shares to 13,156,920 shares and also recognizing an increased interest in the Company from 55.21% to 57.42%. The Sixth Warrant provides that Sherington is entitled to purchase from the Company an aggregate of 13,156,920 shares of common stock of the Company at a price equal to $0.154 per share through December 31, 2013. Notwithstanding the foregoing, the Sixth Warrant shall only be exercisable so that Sherington may maintain its percentage interest in the Company of approximately 57.42% and is only exercisable by Sherington if and when there has occurred a full or partial exercise of any derivative securities of the Company outstanding as of July 1, 2009 (but excluding the securities held by Sherington), the 4,000,000 warrants issued to Bank Julius Baer & Co. Ltd. and the 1,000,000 warrants issued to Mr. Besuchet. The exercise price of the Sixth Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments, provisions for stock splits, stock dividends, recapitalizations, etc.

The Company and Sherington also entered into Amendment No. 7 to the Registration Rights Agreement dated January 24, 2011 (the “Seventh Amendment”) whereby the definition of Shares (as defined in the Sixth Amendment) was expanded to include, among other things, the Sherington January 2011 Shares and the shares issuable upon the exercise of the Sherington January 2011 Warrant.

These securities were offered and sold to Sherington in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Sherington is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

4.1	Private Placement Subscription Agreement by and between FNDS3000 Corp and Sherington Holdings, LLC dated January 24, 2011 (1)

4.2	Sixth Amended and Restated Warrant to Purchase Common Stock issued to Sherington Holdings, LLC dated January 24, 2011 (1)

4.3	Form of Warrant issued on January 24, 2011 (1)

4.4	Seventh Amendment to the Registration Rights Agreement, dated January 24, 2011, by and between FNDS3000 Corp and Sherington Holdings, LLC (1)

4.5	Commitment Agreement by and between FNDS3000 Corp and Sherington Holdings, LLC, dated October 19, 2010 (1)

31.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of FNDS3000 Corp pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on January 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ RAYMOND L. GOLDSMITH
Name:	Raymond L. Goldsmith
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	April 14, 2011

By:	/s/ JOSEPH F. MCGUIRE
Name:	Joseph F. McGuire
Title:	Chief Accounting Officer (Principal Financial Officer)

Date:	April 14, 2011